Form 10-K
period 2025-12-31
BUDA JUICE, INC.
filed 2026-03-26
CIK 2079720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BUDA JUICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-43043	46-4069365
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4030 Black Gold Drive

Dallas, TX 75247

(Address of Principal Executive Offices)

(Former name or former address, if changed since last report)

(214) 308-5003

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.001	BUDA	NYSE American

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company	☒

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, the registrant had no public float as of that date and no aggregate market value of voting and non-voting common equity held by non-affiliates can be calculated.

The registrant’s common stock began trading on the NYSE American under the symbol “BUDA” on January 8, 2026.

As of March 26, 2026, there were 12,566,666 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: The information called for by Part III will be incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking statements,” as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

SUMMARY OF MATERIAL RISKS

Investing in our common stock is speculative and involves a high degree of risk. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. We urge you to read Part I, Item 1A. “Risk Factors” beginning on page 8 in full. Our significant risks may be summarized as follows:

Risks Relating to Our Business and Industry

●	We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.
●	Our historical financial and operating results may not be indicative of future performance, and we may not be able to achieve and sustain the historical level of our profitability.
●	We operate in a highly competitive beverage industry and may not be able to maintain or grow our market share against larger and better-capitalized competitors.
●	Our success depends on the continued strength of our brand and consumer perception of the quality, safety, freshness, and healthfulness of our products.
●	Our future growth depends on the successful development and acceptance of new product and product innovation.
●	We rely on a limited number of cold chain-dependent production and distribution facilities, and any disruption—due to mechanical failure, labor shortages, natural disasters, or other causes—could materially affect our operations.
●	Our business model depends on maintaining strict cold chain logistics from sourcing through delivery, which adds operational complexity, cost, and vulnerability to temperature excursions or logistical delays.
●	We depend on the availability, cost, and quality of fresh citrus and other raw ingredients, and agricultural or climate-related disruptions could adversely affect our supply and margins.
●	Our production facilities must maintain compliance with rigorous food safety, Juice HACCP, SQF, USDA Organic Certification, Kosher Certification and regulatory standards including the U.S. Food and Drug Administration (FDA) and the Texas Department of State Health Services (DSHS); any lapse or contamination event could result in product recalls, liability, regulatory enforcement, or reputational harm.
●	We face risks associated with managing short shelf-life products, which increases our exposure to inventory spoilage, write-downs, and stockouts.
●	Changes in consumer preferences—particularly away from fresh juice, citrus beverages, or premium-priced fresh products—could adversely affect demand for our offerings.
●	Our growth strategy depends on geographic expansion, which requires securing and equipping new facilities and may be costly and complex.
●	One customer accounts for 97% of our net sales for the year ended December 31, 2025. Therefore, we are highly reliant on a single customer for our sales, and the loss of this customer would have a material adverse impact on our financial condition.
●	We depend on a limited number of suppliers for our products, and the loss of one or more of these suppliers could disrupt our operations, increase our costs, or otherwise adversely affect our business.
●	Our growth depends on expanding distribution through new retail relationships and deeper penetration with existing accounts; failure to secure or maintain those relationships on favorable terms may limit our revenue potential.
●	We depend heavily on third-party retailers and in some cases brokers, to market and sell our products; their shelf prioritization, execution, or financial health may directly impact our performance.
●	Our high-tech driven, centralized production systems are core to our efficiency and quality standards; technical failures or cybersecurity incidents could disrupt operations or result in data loss.
●	We rely on third-party logistics providers for delivery of our products to our product outlets; any breakdown or delay could damage product integrity and customer trust.
●	We may face difficulties in forecasting demand accurately, which could lead to excess inventory, underproduction, missed revenue opportunities, or higher working capital needs.

●	If we fail to effectively manage our growth, including geographic expansion and increased retail distribution, our operations and customer experience could suffer.
●	We may be subject to legal challenges related to the accuracy of our health and wellness claims.
●	Our future success depends on our ability to attract, retain, and develop key employees and senior leadership.
●	We may require additional capital to support our growth strategy or operations, and such financing may not be available on acceptable terms or at all, which could limit our ability to scale.
●	Disruptions in the worldwide economy may adversely affect our business, financial condition, results of operations and cash flows
●	Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
●	Fluctuations in business conditions may unexpectedly impact our reported results of operations and financial condition.
●	We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

Risks Relating to Legal and Regulatory Requirements

●	Food safety and food-borne illness incidents or other safety concerns may materially adversely affect our business.
●	Failure to comply with federal, and state laws and regulations relating to data privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to data privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, results of operations and cash flows.
●	Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
●	Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.
●	Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

Risks Relating to Our Information Technology and Intellectual Property

●	We rely heavily on our information technology systems, as well as those of our third-party vendors and businesses, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or data security incident could adversely affect our business, financial condition, results of operations and cash flows.
●	We may be unable to adequately protect our intellectual property or may face claims that we infringe the intellectual property of others.

Risks Relating to Ownership of Our Common Stock

●	We currently have a limited trading volume, which can result in higher price volatility for, and reduced liquidity of, our common stock.
●	You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.
●	If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.
●	We do not expect to pay dividends.
●	If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

PART I

Item 1. Business

Our History

At Buda Juice, we started small—one RAW.ORGANIC.REAL. sip at a time. As life became busier, convenience often meant sacrificing health. Recognizing this challenge, we set out to offer delicious, genuinely fresh juices, making it effortless for people to incorporate more fruits and vegetables into their daily lives. Our journey began with informal taste tests among family and friends in a co-founder’s kitchen, eventually leading to our first kiosk inside a coffee shop in Plano, Texas, in 2014. From that moment, authenticity, exceptional flavor, and a commitment to fresh has guided every step we take.

Initially, we expanded through our own retail stores, building a loyal and passionate customer base who loved both the taste and health benefits of our juices. However, we quickly realized that to achieve broader impact, selling to established retailers was key. This strategic pivot allowed us to fully concentrate on perfecting our juices and the rigorous processes that ensure their freshness.

While “fresh” is trending, many retailers often fall short on this promise. Our food system has become so processed that “fresh” frequently is not fresh at all. Consider the common “fresh-squeezed” orange juice—it is typically pasteurized, derived from concentrate, and/or even artificially flavored after heat treatments strip away its natural essence. The result barely resembles the original, delicious nectar. HPP, UV, and traditional pasteurization techniques dominate grocery shelves, prolonging shelf life but sacrificing essential nutrients and genuine taste.

Buda Juice is pioneering a new category in beverages, UltraFresh™ juice, offering cold-crafted citrus-based drinks that are never heat-treated, never HPP-processed and always cold. We combine clean label simplicity and high-tech automation to enable production processes that deliver a consistently safe fresh product at scale.

Our journey to innovation began by listening carefully. We spoke extensively with grocery buyers, food safety experts, and most importantly, consumers. Their message was clear: while the idea of fresh juice was appealing, they were frustrated by inconsistent quality, unclear labeling, and unreliable claims. Simply put, the juice category was broken. So, we built something better—the UltraFreshTM Juice Category.

Leveraging long-term relationships with local farmers, we source only the highest-quality produce year-round. Our SQF-certified, high-tech production plant adheres strictly to FDA safety protocols, while maintaining a cold-chain from orchard to retail shelf. Every process step preserves the integrity, freshness, and nutritional vitality of our juices.

While our journey began with cold-crafted vegetables, we soon discovered the broader appeal of citrus juices across diverse generations and cultures. Orange juice and lemonade are household staples, evoking joyful memories—like the aroma of fresh-squeezed orange juice synonymous with hearty breakfasts or a sip of crisp lemonade that takes us back to carefree childhood summers. Fresh lime juice, too, adds a delightful twist to countless dishes and beverages, from margaritas to guacamole. Inspired by these timeless favorites, we created the Buda Fresh line, offering versatile, refreshing juices perfect from breakfast through happy hour.

Looking ahead, we believe our opportunity is brilliant. We are not simply capturing market share—we believe we are expanding the refrigerated juice category itself by helping retailers evolve to the next generation of freshness. Fresh products drive grocery store traffic, aligning seamlessly with consumer preferences. We have demonstrated our ability to deliver high product velocity without sacrificing margins, positioning us strongly for scalable growth through our Buda Fresh and private-brand offerings across multiple channels, geographies, and formats.

Buda exists to redefine what fresh juice means. Our vision is to make UltraFresh™ juice the new standard, providing clean beverages in every grocery store across the U.S., without compromise on safety, taste or nutrients. We are deeply proud of our journey so far and incredibly excited for the future. Thank you for joining us in pioneering a fresher and cleaner tomorrow, one bottle at a time.

Organizational Structure and Corporate Information

We filed a certificate of formation as a limited liability company in the state of Texas on October 23, 2013.

On January 1, 2026, we undertook a statutory conversion from Buda Juice, LLC a Texas limited liability company to Buda Juice, Inc. a Delaware corporation in connection with this Offering (the “Conversion”). The Conversion was effected in accordance with the Texas Business Organizations Code and the Delaware General Corporation Law. As part of this process, Buda Juice, LLC adopted a plan of conversion pursuant to Section 10.101 of the Texas Business Organizations Code, and was approved in accordance with the Buda Juice, LLC’s governing documents and Texas law. Following approval, Buda Juice, LLC filed a certificate of conversion with the Texas Secretary of State and obtained a certificate of account status from the Texas Comptroller of Public Accounts confirming that it is in good standing for the purposes of conversion. In Delaware, Buda Juice, LLC filed a certificate of conversion and a certificate of incorporation with the Delaware Secretary of State and complied with all applicable Delaware legal requirements, including appointing a registered agent, maintaining a registered office in Delaware, and paying applicable fees and taxes. After the Conversion, Buda Juice, Inc. exists as a Delaware corporation, continuing as the same entity for all legal purposes, with all of the rights, privileges, and obligations of the Buda Juice, LLC preserved without the need to wind up its affairs.

On January 8, 2026 , we began trading in the NYSE American under the ticker “BUDA”.

Our principal executive offices are located at 4030 Black Gold Drive, Dallas, Texas 75247, and our telephone number is (214) 308 5003. Our website address is www.budajuice.com. Information contained on, or that can be accessed through, our website does not constitute part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only. Investors should not rely on any such information in deciding whether to purchase our Common Stock.

Our website address is https://budajuice.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. These filings are also available to the public at www.sec.gov.

Business Overview

Buda Juice is pioneering the UltraFreshTM juice category through our end-to-end cold chain platform that delivers always cold, freshly crafted juice, lemonades and wellness shots to grocery retailers in Texas. We bridge the gap between shelf-stable products and operationally challenging in-store juicing, enabling any retailer to offer truly fresh and safe juice without infrastructure investment or operational complexity.

Our breakthrough lies in solving the industry’s fundamental challenge: delivering UltraFresh™ quality on a retail scale. We maintain continuous 35°F temperature control from fruit to shelf, delivering products with 8-12 day shelf life - long enough for retail distribution yet fresh enough to preserve authentic taste. This eliminates the traditional tradeoffs between shelf life, flavor, and nutrient quality in the industry.

Our Products

Our product portfolio consists of fresh citrus juice, fresh citrus-based line of lemonades and wellness shot offerings across multiple brand lines and retail customers, all produced using our cold chain process:

Products

(1)	Buda Juice (Organic)

●	Wellness shots in 2 oz format
●	Available in 2-pack and 6-pack glass bottle configurations

(2)	Buda Fresh – Value-Forward Offering (Non-Organic)

●	12 oz Lime Juice, 16 oz and 128 oz Lemon Juice
●	Fresh Orange and Grapefruit juice (16 oz and 52 oz)
●	Fresh citrus-based Lemonades and Limeades (16 oz and 52 oz)

(3)	Private Label Products (Non-organic and Organic)

●	Fresh Citrus Line of products (52 oz)
●	Fresh citrus-based Lemonades and Limeades (52 oz)

Our product portfolio demonstrates both brand diversification and private label manufacturing capabilities, allowing us to serve multiple market segments while leveraging our core cold chain production platform. The organic wellness shots represent our premium positioning, and our conventional fresh citrus juices, fresh citrus-based line of lemonades and private label offerings provide broader market access and volume scale in the UltraFresh™ category.

The strategic focus on citrus as our foundational ingredient provides exceptional product development flexibility and speed-to-market advantages. Since citrus serves as the natural base for our entire portfolio—from fresh orange juice to tasty lemonades—we can rapidly innovate by pairing this stable, high-quality foundation with seasonal fruits, and fun creative ingredients.

Our Competitive Advantages

Our business model creates significant competitive advantages through five key barriers:

End-to-End Cold Chain Infrastructure: Our continuous 35°F cold chain system requires substantial capital investment and specialized expertise.

Asset-Light Model: We have strategically integrated critical production processes while maintaining capital efficiency and outsourcing logistics, providing high quality control and operational flexibility.

Established Grower Relationships: Long-term relationships with citrus growers ensure consistent premium fruit supply at competitive prices, requiring years for competitors to replicate.

Retail Network: Our executive team brings decades of experience and established relationships with major U.S. grocery retailers.

Strategic Retail Model: We serve as a comprehensive solution that eliminates retailers’ need for dedicated clean spaces, specialized equipment, expensive trained labor, and food safety management. This turnkey approach creates significant value, making us a category resource rather than simply a vendor.

Our Business Strategy

Geographic Expansion: We are executing a disciplined, infrastructure-led expansion strategy through a three-facility hub model designed to serve a large percentage of the U.S. population. Our Dallas facility plant serves 45 million consumers across Texas and surrounding states. Phase Two establishes a Southeast hub in South Carolina (projected to be completed in 2026) potentially serving 75 million consumers, followed by Phase Three’s Western hub in Arizona/Nevada (projected to be completed in 2027) potentially serving 60 million consumers.

Sales and Distribution: We have achieved current growth through a capital-efficient model leveraging strategic relationships and our UltraFresh™ differentiation. As we expand, we are implementing a multi-channel approach including regional and national broker networks while leveraging our leadership team’s extensive industry relationships for direct retail access.

1 Source: IMARC Group, “United States Fruit Juice Market: Industry Trends, Share, Size, Growth, Opportunity and Forecast 2024-2032,” https://www.imarcgroup.com/united-states-fruit-juice-market-statistics

2 Source: Innova Market Insights, “Juice Market Trends in the US,” published ~1.2 years ago, https://www.innovamarketinsights.com/trends/juice-market-trends-in-the-us/

FDA Approval/Regulations

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA as well as related legislation, including the Food Safety Modernization Act. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMPs, and specifies the recipes for certain foods.

The Federal Trade Commission (“the FTC”) and other authorities regulate how we market and advertise our products, and we are currently in compliance with all regulations related thereto, although we could be the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.

Quality Assurance

We take precautions designed to ensure the quality and safety of our products. In addition to routine third-party inspections of our manufacturing facilities, we have instituted regular audits to address topics such as allergen control, ingredient, packaging and product specifications, and sanitation. Under the FDA Food Modernization Act, both our own manufacturing facilities and each of our contract manufacturers are required to have a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.

Our manufacturing facilities are certified in the Safe Quality Food Program (“SQF”) as level II facilities. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

Employees

As of December 31, 2025, we had 39 full-time employees. We consider our employee relations to be good.

Item 1A. Risk Factors

You should consider carefully the risks, uncertainties and other factors described below, in addition to the other information set forth in this Form 10-K, before making an investment decision. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to our Business and Industry

We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

We were organized in October 2013 starting with our own retail fronts in July 2014. In 2020, we shifted our business model to distribution through large retailers directly, and since then we have operated under our current business model and offering our current product portfolio. Our operating history is limited to Texas and surrounding states making it difficult to evaluate our future prospects and plan for growth outside our current region of distribution. Accordingly, our business and future prospects may be difficult to evaluate, the extent to which demand for our products will increase, if at all, could be impacted by our ability to do the following:

●	attract new customers to our products;
●	acquire and maintain market share;
●	attract, integrate, train and retain leadership and other highly qualified personnel;
●	achieve or manage growth in our operations particularly around the logistics of cold chain distribution and distance from production facilities;
●	successfully develop and commercially market new products;
●	timely address the increasingly ‘fresh’ market needs of our customers;
●	secure sufficient quantities or cost-effective production of our products due to supply chain challenges;
●	generate sufficient revenue to achieve or maintain profitability; and
●	access initial and additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations, prospects and financial condition would be materially harmed.

Our historical financial and operating results may not be indicative of future performance, and we may not be able to achieve and sustain the historical level of our profitability.

For the years ended December 31, 2025 and 2024, we recorded net profit of $3.53 million, $3.57 million, respectively. However, our historical financial and operating results may not be indicative of our future performance. Our future profitability will depend on a variety of factors, including the performances of our products, competitive landscape, prices of supplies, customer preferences and macroeconomic and regulatory environment. You should not rely on our historical results to predict the future performance of our ordinary shares.

We operate in a highly competitive beverage industry and may not be able to maintain or grow our market share against larger and better-capitalized competitors.

The beverage industry is highly competitive and includes numerous national, regional, and local companies, many of which have significantly greater resources, more established brand recognition, and more sophisticated distribution capabilities than we do. Our competitors include both large multinational beverage manufacturers as well as emerging companies focused on health-conscious or functional beverages, including cold-crafted juices, smoothies, kombuchas, flavored waters, and plant-based drinks. These companies often have well-established relationships with distributors and retailers, as well as larger marketing budgets that enable them to promote their products more aggressively and secure more prominent shelf space in high-traffic retail locations.

In addition, some of our competitors own or operate their own production and logistics infrastructure, which may reduce their cost to serve relative to our model. Others may be vertically integrated or have exclusive arrangements with growers, co-packers, or cold chain distributors, allowing them to respond more quickly or flexibly to market conditions.

Many traditional juice brands are also expanding into premium or “better-for-you” categories, including fresh or cold-pressed product lines, leveraging their scale and retail presence to rapidly introduce alternatives to Buda Juice. If these competitors are successful in mimicking the freshness, taste, or branding of our products—or if they invest heavily in marketing to shift consumer perception—we may face declining shelf space, reduced sales velocity, and difficulty retaining or expanding our retail footprint.

If we are unable to compete effectively on the basis of product quality, innovation, pricing, distribution, consumer awareness, or customer support, we may lose market share, experience slower growth, or fail to achieve or maintain profitability. Competitive pressures may also result in price reductions, increased promotional spending, and higher customer acquisition costs, which could adversely affect our margins and overall financial performance.

Our success depends on the continued strength of our brand and consumer perception of the quality, safety, freshness, and healthfulness of our products.

Our brand is integral to our business strategy and is critical to maintaining and expanding our customer base, attracting new retail customers, and distinguishing ourselves in a crowded beverage marketplace. We believe that our future growth depends in part on our ability to continue building a trusted and recognizable brand associated with freshness, clean-label ingredients, and better for you conscious consumer values. Damage to our brand or reputation, whether real or perceived, could materially harm our business.

Consumer perception of our brand is shaped by a number of factors, including the taste and freshness of our products, the transparency and simplicity of our ingredient lists, and our ability to maintain product quality throughout our cold chain. Any actual or perceived failure in these areas—such as a lapse in food safety, inconsistency in quality, could lead to a loss of consumer confidence, negative publicity, and harm to our brand equity.

In addition, the rise of social media and third-party review platforms increases the risk that negative experiences with our products or customer service can be rapidly amplified, regardless of merit. Public perception may also be influenced by campaigns from interest groups, changing societal views, or evolving health trends that question the benefits of fruit-based beverages or challenge the sugar content in natural juices.

Maintaining and enhancing the strength of our brand will require continued investment in marketing, innovation, supply chain integrity, and customer experience. If we fail to continue building brand equity or if consumer perceptions change in a way that diminishes our positioning, our sales could decline, our growth prospects could be impaired, and our business and financial condition could be materially adversely affected.

Our future growth depends on the successful development and acceptance of new product and product innovation.

To remain competitive in the dynamic beverage industry, we must continually develop and introduce new products and potentially expand into adjacent product categories. Consumer preferences evolve rapidly, and the failure to anticipate or respond to these trends could adversely affect our ability to attract and retain customers.

Developing new products involves substantial time and investment, including market research, formulation, and marketing campaigns. There is no assurance that any new flavor or products or product variation will achieve market acceptance or generate revenue at anticipated levels. For example, a product that tests well in pilot markets may not scale successfully across broader geographies or retail channels.

Additionally, any strategic shift may require us to modify our production capabilities, supply chain logistics, and branding, all of which involve execution risk. If we fail to execute innovation initiatives effectively or align them with consumer demand, our growth prospects could be limited and our brand diluted.

We rely on a limited number of cold chain-dependent production and distribution facilities, and any disruption—due to mechanical failure, labor shortages, natural disasters, or other causes—could materially affect our operations.

Our ability to produce and deliver UltraFresh™, cold-crafted juice products depends heavily on the uninterrupted operation of a limited number of production plants that are specifically designed to support our strict cold chain requirements. Currently, our manufacturing footprint includes our primary facility in Texas, with additional planned facilities in South Carolina (East Coast) and Arizona/Nevada (West Coast) in early planning stages of development. Because our product integrity, shelf life, and brand promise are highly dependent on maintaining low temperatures throughout the production and distribution process, any disruption at one or more of these plants could significantly impair our ability to meet customer demand.

Disruptions to our plants or distribution channels may occur for a variety of reasons, including equipment or refrigeration failure, utility outages, cybersecurity breaches, supply shortages, labor disputes, staffing challenges, pandemics or health emergencies, transportation delays, or natural disasters such as floods, hurricanes, or extreme temperatures. Any such disruption could cause product spoilage, delays in order fulfillment, reduced product availability, and lost revenue. Given our short shelf-life and just-in-time inventory model, we may have limited ability to shift production or reroute distribution without impacting our ability to supply product, guarantee freshness and meet customer satisfaction.

Moreover, our ability to scale relies on the successful commissioning and ramp-up of additional cold-crafting hubs. Delays in the development or regulatory approval of future plants, or failures to operate those plants at expected efficiency levels, could constrain our capacity and slow geographic expansion.

We currently have one manufacturing and cold chain distribution plant, located in Texas. We do not maintain redundant manufacturing or cold chain distribution infrastructure. Insurance coverage may not fully compensate us for losses associated with operational interruptions. As a result, any significant disruption at our production and logistics plant could materially and adversely affect our business, financial condition, and operating results.

Our business model depends on maintaining strict cold chain logistics from sourcing through delivery, which adds operational complexity, cost, and vulnerability to temperature excursions or logistical delays.

A defining feature of our business and brand promise is the continuous cold chain we maintain from the sourcing of raw ingredients through production, storage, transportation, and final retail delivery. This cold chain infrastructure is essential to preserving the safety, freshness, nutritional value, and shelf life of our products without the use of pasteurization, preservatives, or heat treatment. However, operating within such a temperature-controlled environment chain adds significant logistical complexity, introduces higher operating costs, and increases our exposure to risk at every step in the supply chain.

Unlike shelf-stable or ambient beverage brands, we must ensure that our products remain at or below specified temperature thresholds throughout the entire sourcing, production and distribution lifecycle. Any failure in refrigeration—whether during transit, in the production facility, within a third-party warehouse, or on retail shelves—can compromise product safety and quality, resulting in spoilage, product loss, and reputational damage. Because our products have a relatively short shelf life and limited temperature tolerance, even brief temperature excursions or small delays in shipment can materially impact sell-through and customer satisfaction.

Furthermore, our reliance on third-party refrigerated carriers means that we are dependent on the performance, capacity, and pricing of these providers, all of which are outside our direct control. Increases in cold freight costs, labor shortages among drivers, supply chain disruptions, or infrastructure failures (e.g., power outages, natural disasters) may increase our operational expenses or limit our ability to service new or existing geographies.

As we expand into new markets, maintaining this high-integrity cold chain across broader distances and volumes may increase the risk of errors or delays. If we are unable to consistently execute our cold chain requirements, the value proposition of our brand could be compromised, resulting in adverse effects on our reputation, customer relationships, and financial performance.

We have depended on a single customer for a substantial portion of our net sales, and the loss of this customer or a reduction in their purchases would materially and adversely affect our business, results of operations, and financial condition.

We have relied on one customer, which represented approximately 97% and 95% of our net sales for the years ended December 31, 2025 and 2024, respectively. Although we have recently begun to diversify our customer base to include certain national grocery chains and anticipate increasing sales to these and other customers over the course of this year, our current business and results of operations remain highly dependent on a limited number of customers.

The loss of this significant customer, a reduction in their purchases of our products, or an adverse change in the terms of our commercial relationship could materially reduce our revenue and cash flow. In addition, because our sales to this customer have represented a substantial majority of our revenue, even temporary disruptions or delays in orders and payment could have a material adverse effect on our operating results. Our efforts to diversify our customer base may not succeed as quickly or as fully as we expect, and there is no assurance that new customers will purchase products in volumes sufficient to offset any decline in sales to our historical customer. If we are unable to establish relationships with additional customers, or maintain favorable relationships with existing customers, our business, financial condition, and results of operations could be materially and adversely affected.

We depend on a limited number of suppliers for our products, and the loss of one or more of these suppliers could disrupt our operations, increase our costs, or otherwise adversely affect our business.

Our suppliers are located in California, Arizona, and Mexico. Some of these suppliers have represented more than 10% of our product purchases in a given year. As a result, our business depends in part on a limited number of suppliers, and our operations could be disrupted if we were to lose a key supplier, experience delays or shortages in supply, or face price increases from such suppliers. Any disruption in supply could negatively impact our ability to meet customer demand and may result in a loss of revenue and customer relationships.

Although we rely on a limited number of suppliers, we believe that our supplier base for our raw materials is flexible and we have reduced our dependency on one particular supplier. For example, in 2025 no supplier represented more than 10% of our purchases. This shift demonstrates that we are able to source based on product quality and have the ability to substitute suppliers if necessary. However, there is no guarantee that alternative suppliers would be able to meet our needs in a timely manner, on favorable terms, or at comparable quality standards. If we are unable to obtain products from our existing suppliers or identify suitable substitutes on acceptable terms, our business, financial condition, and results of operations could be materially and adversely affected.

We depend on the availability, cost, and quality of fresh citrus and other raw ingredients, and agricultural or climate-related disruptions could adversely affect our supply and margins.

Our products rely heavily on high-quality, fresh citrus which are agricultural commodities subject to seasonal variability, environmental conditions, possible tariffs, and supply chain constraints. The availability, quality, and cost of these ingredients are critical to our ability to produce juices that meet our freshness, taste, and nutritional standards. Disruptions in the supply of citrus—particularly oranges, grapefruit, lemons, and limes— could significantly impact our production volumes, pricing, and gross margins.

Citrus crops are especially vulnerable to a variety of natural and external forces, including drought, excessive rainfall, hurricanes, wildfires, frost, pests, and diseases such as citrus greening (Huanglongbing). Changes in climate patterns or increased frequency of extreme weather events can reduce yields, delay harvests, or impact the flavor and quality of fruit available for processing. Additionally, geopolitical events, changes in trade policy, labor shortages in farming regions, and transportation bottlenecks may further constrain supply or increase costs.

We rely on third-party growers and suppliers to meet our volume and quality requirements, and we do not typically enter into long-term contracts for agricultural inputs. As a result, we are subject to spot market fluctuations and may face price volatility, especially during periods of constrained supply. If we are unable to secure sufficient high-quality fruit at acceptable prices, we may be forced to reformulate products, absorb higher input costs, limit production, or raise prices—any of which could negatively affect our brand, customer relationships, and financial performance.

Additionally, sourcing pressure could limit our ability to support innovation, new product launches, or expansion into new geographies if we are unable to scale raw ingredient supply in alignment with our growth. Any material disruption in the availability or cost of citrus or other key raw materials could adversely impact our results of operations, cash flows, and long-term strategic objectives.

Our production facilities must maintain compliance with rigorous food safety, Juice HACCP, SQF, USDA Organic Certification, Kosher Certification and regulatory standards including the U.S. Food and Drug Administration (FDA) and the Texas Department of State Health Services (DSHS); any lapse or contamination event could result in product recalls, liability, regulatory enforcement, or reputational harm.

The production, handling, and distribution of food and beverage products are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), and various state authorities. In addition, our operations must comply with globally recognized food safety standards such as Juice Hazard Analysis and Critical Control Points (Juice HACCP) and Safe Quality Food (SQF) certification. Our ability to maintain these certifications and comply with evolving food safety regulations is essential to our continued operation and brand credibility.

We are subject to the risk of contamination, spoilage, adulteration, mislabeling, or other food safety incidents that could result from raw ingredient issues, equipment failure, human error, or breakdowns in cold chain integrity. Because our products are perishable and minimally processed, with no added preservatives or pasteurization, they are particularly sensitive to contamination risk. Even with rigorous quality control systems in place, we cannot guarantee that all products will meet applicable standards at all times.

A violation of applicable food safety laws or a failure to maintain required certifications could lead to product recalls, temporary facility closures, civil fines, or other enforcement actions. In the event of an actual or alleged contamination incident, we could face consumer lawsuits, class action claims, regulatory scrutiny, or negative publicity that could damage our brand and customer trust. Product recalls—whether voluntary or mandatory—can be costly, disruptive, and damaging to customer relationships and long-term brand equity.

Furthermore, heightened public concern around food safety, supply chain transparency, or ingredient sourcing could increase regulatory requirements or consumer expectations over time. If we fail to maintain compliance or experience a significant food safety incident, our business, financial condition, and reputation could be materially and adversely affected.

We face risks associated with managing short shelf-life products, which increases our exposure to inventory spoilage, write-downs, and stockouts.

Our products are cold-extracted and made, perishable beverages with a relatively short shelf life, often measured in days or weeks rather than months. Unlike most shelf-stable or pasteurized beverages, our products must be stored and transported under continuous refrigeration and sold within a narrow time window to ensure safety, quality, and consumer satisfaction. This inherently increases our exposure to inventory management challenges, including spoilage, obsolescence, and the risk of stockouts at the retail level.

Short shelf-life products require tight coordination between production planning, inventory levels, and demand forecasting. Any misalignment between supply and demand—whether due to inaccurate forecasts, changes in consumer purchasing behavior, delays in distribution, or disruptions in retail execution—can result in either excess inventory that must be discounted or discarded, or insufficient inventory that limits sales and damages customer satisfaction.

In addition, the just-in-time nature of our production model limits our ability to build buffer inventory to accommodate demand spikes, seasonal promotions, or expansion into new geographies. If we overproduce relative to sell-through, we may be forced to recognize inventory write-downs or incur additional waste and disposal costs. If we underproduce, we risk out-of-stock situations that can erode consumer trust, reduce retailer confidence, and result in lost sales opportunities.

As we scale and introduce new products or enter new distribution channels, the complexity of managing a high-velocity, short shelf-life inventory will increase. If we are unable to accurately forecast demand, maintain optimal inventory turnover, or execute logistics and replenishment consistently, our operating results and brand reputation could be materially and adversely affected.

Changes in consumer preferences—particularly away from fresh juice, citrus beverages, or premium-priced fresh products—could adversely affect demand for our offerings.

Our success depends on the continued consumer interest in fresh, cold-crafted, clean-label juice products, particularly those made from citrus fruits. The beverage industry is subject to rapid and unpredictable shifts in consumer trends, including evolving perceptions of health and wellness, ingredient preferences, price sensitivity, and sustainability concerns. If consumer demand for fresh juice products declines, or if preferences shift toward alternative beverages—such as sparkling waters, functional drinks, plant-based milks, or ready-to-drink coffees—our sales and growth prospects could be adversely affected. While many consumers value the clean label and quality benefits of fresh products, others may perceive premium-priced fresh products as discretionary, particularly in times of economic uncertainty or inflationary pressure.

Additionally, trends are often cyclical and influenced by social media, influencer marketing, and shifting scientific research. A change in public perception—whether driven by emerging nutritional data, changing dietary guidelines, or consumer advocacy—could reduce demand for juice generally, or citrus-based beverages specifically.

If we fail to anticipate or respond effectively to changes in consumer preferences, or if our brand does not resonate with evolving fresh, or value-driven trends, our products may lose relevance in the marketplace. As a result, our growth could slow, our competitive positioning could erode, and our business, financial condition, and results of operations could be materially harmed.

Our growth strategy depends on geographic expansion, which requires securing and equipping new facilities and may be costly and complex

A key component of our growth strategy is expanding our geographic footprint to reach new retail relationships and consumers in additional markets. Expansion will require us to identify, lease the space, and build out new production plants in strategic locations, currently projected to be in South Carolina and Arizona/Nevada. However, suitable real estate—particularly cold chain–capable infrastructure—may be difficult to secure at reasonable rates, especially in competitive industrial markets.

Leasing and developing new plants involves significant upfront investment, including build-out costs, refrigeration systems, production equipment, regulatory compliance, and workforce training. We may also face delays due to zoning, permitting, or construction bottlenecks, which could postpone our entry into new markets or strain existing operations.

Furthermore, as we grow into new regions, we may face logistical challenges, fragmented supply chains, and inconsistent customer preferences, which could limit our ability to replicate success at scale. If we are unable to secure and equip facilities in a timely and cost-effective manner, or if new locations fail to operate efficiently or meet demand, our expansion plans and overall business performance could be adversely affected.

Our growth depends on expanding distribution through new retail relationships and deeper penetration with existing accounts; failure to secure or maintain these relationships on favorable terms may limit our revenue potential.

Our ability to grow revenue, expand geographically, and build brand equity depends in large part on our success in securing new retail distribution and increasing the number of stores, SKUs, and shelf placements with existing retail outlets. We currently rely on a concentrated group of national and regional grocery chains to carry our products, and as we expand into new markets, our growth will require the onboarding of additional large-format retailers, club stores, value grocers, and specialty channels.

Retailers have significant discretion in determining which products to stock, the amount of shelf space allocated, and the timing and terms of any listings. In addition, our products may be tested in limited regions or stores before receiving broader distribution, which can lengthen the sales cycle or limit scalability.

Retailers also periodically reset planograms or adjust category strategies, which may result in discontinuation of underperforming SKUs, reallocation of shelf space to competitors, or a shift in focus away from cold-crafted juice entirely. If our products do not meet velocity expectations, or if we fail to deliver consistent fill rates or quality, retailers may reduce our footprint or terminate distribution.

Moreover, consolidation in the retail sector may increase the bargaining power of large chains and further intensify competition for shelf space. If we are unable to enter into new retail relationships or grow existing accounts on commercially favorable terms, or if any of our major retail customers reduce or discontinue their purchases, our ability to scale could be constrained. This could materially and adversely affect our business, financial condition, and future growth prospects.

We depend heavily on third-party retailers and in some cases brokers, to market and sell our products; their shelf prioritization, execution, or financial health may directly impact our performance.

Our ability to generate revenue and grow market share depends significantly on the performance of third-party retailers who control the placement, merchandising, promotion, and replenishment of our products. We do not own or operate our own retail stores. As we expand our distribution, we will rely on grocery chains, club stores, specialty grocers, and foodservice outlets to offer our products to consumers. Likewise, we will depend on regional and national transportation providers to fulfill orders and deliver our products from our cold-storage plant to retail locations while maintaining temperature integrity.

These third parties operate independently and may make decisions based on their own internal priorities, financial performance, or competitive dynamics, rather than our interests. We have limited control over how our products are stocked or presented in stores, whether they are promoted effectively, or how quickly inventory is replenished. Poor in-store execution—such as inconsistent stocking, limited product visibility, or inadequate cold storage space—can negatively impact sales velocity and consumer perception.

If retailers choose to reduce shelf space allocated to our UltraFresh™ products or reallocate space to competing products, our visibility and sales may decline. Similarly, if our transportation providers fail to deliver product in a timely and temperature-compliant manner, or if they experience financial instability, labor disruptions, or operational failures, it could result in product spoilage, missed shipments, or damaged customer relationships.

In addition, many of our retail customers sell competing products, and they may prioritize their own private-label offerings or those of larger, more established brands. We must continuously demonstrate value and performance to maintain shelf presence and retailer commitment.

Any significant disruption in the performance or relationships with these third-parties—whether due to execution failures, strategic realignment, or financial distress—could materially and adversely affect our sales, brand reputation, and financial results.

Our high-tech driven, centralized production systems are core to our efficiency and quality standards; technical failures or cybersecurity incidents could disrupt operations or result in data loss.

We rely on advanced, high-tech powered technologies across our centralized production system to drive operational efficiency, standardize quality, manage inventory, and ensure traceability throughout our cold chain. These systems are integral to optimizing yields, reducing human error, monitoring critical control points in food safety, and maintaining consistency across our product lines. Although we believe we have workarounds in place, any failure or compromise of these systems—whether due to software malfunction, equipment failure, integration issues, or external cyber threats—could significantly disrupt our business.

We are also subject to cybersecurity threats, including unauthorized access, phishing attacks, ransomware, data breaches, and insider threats. A successful cyberattack could compromise sensitive operational data, disrupt our production or logistics, and require significant remediation costs. Additionally, we store confidential business and supply chain information in digital systems; any unauthorized disclosure or data loss could damage our competitive position and stakeholder relationships.

Although we maintain security protocols, backup systems, and third-party audits, no system is immune to failure or attack. If our systems were to be compromised or disrupted for any significant period of time, our ability to produce, deliver, and sell our products could be materially and adversely affected, with lasting impacts on our brand reputation and financial performance.

We rely on third-party logistics providers for delivery of our products to our product outlets; any breakdown or delay could damage product integrity and customer trust.

Our ability to deliver fresh, cold-crafted juice products to retailers and customers in a timely manner while maintaining strict temperature controls is highly dependent on a network of third-party logistics providers. These third parties are responsible for the refrigerated transportation and delivery of our perishable goods—functions that are essential to upholding our freshness promise and product safety.

Because we do not own or directly control these logistics operations, we are subject to risks related to their reliability, capacity, and performance. Any breakdowns in this extended cold chain—including equipment failures, power outages, labor shortages, delivery delays, or mismanagement—could result in temperature excursions, spoilage, or product degradation. Even brief lapses in refrigeration can render our products unsellable and lead to increased waste, customer complaints, and damage to our brand reputation.

Additionally, high transportation costs, limited availability of refrigerated freight, or disruptions caused by extreme weather, geopolitical events, pandemics, or regulatory changes may constrain our ability to move inventory efficiently and profitably. If our logistics providers experience financial distress or operational setbacks, or if we are unable to secure adequate cold chain capacity to support our expansion, our ability to fulfill customer orders and scale geographically could be significantly hindered.

We may also face increased exposure as we enter new regions and establish additional distribution nodes. If we are unable to maintain strong relationships and enforce performance standards with our logistics and cold storage providers, we risk compromising product integrity and losing customer trust—both of which could materially and adversely affect our business, operating results, and brand equity.

Inflationary pressures, rising freight or packaging costs, tariffs, and supply chain disruptions could materially affect our cost structure and financial condition.

We are subject to a variety of macroeconomic and supply chain factors that can increase our operating costs and impact our profitability, including inflation, rising input costs, labor shortages, international trade dynamics, and transportation constraints. In recent years, the food and beverage industry has experienced widespread inflationary pressures across packaging materials, fuel, labor, and freight—all of which are relevant to our cost structure.

Our products rely on specialized inputs such as fresh citrus, recyclable PET and glass bottles, refrigerated freight, and energy-intensive cold storage infrastructure. Cost increases in any of these areas—whether due to raw material shortages, supplier pricing actions, tariffs, or global commodity volatility—can materially impact our gross margins. In particular, refrigerated logistics tend to be more sensitive to diesel fuel prices, driver availability, and seasonal demand spikes, which can further amplify volatility.

Additionally, our business could be adversely affected by international trade developments, including changes in tariff policy, import/export restrictions, or customs delays. Approximately half of our citrus is sourced domestically, while the remainder is imported from Mexico, creating direct exposure to tariff-induced cost increases on our primary raw material. Beyond citrus we may rely on imported packaging materials, machinery, or seasonal specialty produce, further amplifying our vulnerability to trade disruptions.

Tariffs on Mexican citrus imports would directly increase our raw material costs and impact gross margin across our product portfolio. Similarly, tariffs on packaging materials or food processing equipment could materially affect both our ongoing operational costs and capital expenditure requirements for facility expansion. Disruptions in global trade routes or custom delays could also interrupt our supply chain, potentially affecting production schedules and increasing inventory carrying costs to maintain buffer stock. These trade related cost increases may be difficult to immediately pass through to retail customers, potentially compressing margins until pricing adjustments can be negotiated and implemented.

We may face difficulties in forecasting demand accurately, which could lead to excess inventory, underproduction, missed revenue opportunities, or higher working capital needs.

Accurately forecasting consumer demand is essential to managing our production schedules, inventory levels, procurement of raw materials, and supply chain logistics—especially given the short shelf life and temperature sensitivity of our products. However, forecasting demand for fresh, cold-crafted juice across multiple SKUs, regions, and retail customers is inherently challenging, particularly as we expand into new markets and launch new products.

Our forecasts are based on historical sales data, retailer feedback, promotional calendars, and internal assumptions about market growth, consumer preferences, and shelf performance. These inputs can be affected by unpredictable factors such as changes in consumer behavior, competitive activity, seasonality, macroeconomic conditions, weather, and promotional effectiveness. These can negatively affect our gross margins and increase waste.

Conversely, if we underestimate demand, we may experience out-of-stocks, lost sales, and missed revenue opportunities—particularly during peak seasons or promotional periods. Shorting orders can also erode retailer confidence, damage our brand reputation, and cause consumers to switch to competing products.

Additionally, inaccuracies in forecasting can lead to suboptimal purchasing decisions and inefficient utilization of raw materials, packaging, and production resources. This can tie up working capital and strain our ability to respond flexibly to market shifts.

As our distribution footprint broadens and the complexity of our operations increases, the risks associated with demand forecasting may be amplified. If we fail to implement and maintain effective demand planning systems and processes, our operational efficiency, customer satisfaction, and financial performance could be materially and adversely affected.

If we fail to effectively manage our growth, including geographic expansion and increased retail distribution, our operations and customer experience could suffer.

We have experienced, and expect to continue to experience, rapid growth in our business, including expansion into new geographic markets, scaling of production capacity, and increased retail distribution. Effectively managing this growth will require significant investments in operational infrastructure, personnel, systems, logistics, and quality control. If we are unable to scale our operations in a disciplined and maintainable manner, we may encounter challenges that negatively impact product quality, fulfillment reliability, customer experience, and overall efficiency.

Geographic expansion introduces operational complexity. Each new territory may involve distinct consumer preferences, and supply chain constraints, which could slow our rollout or require more resources than anticipated. Delays or underperformance in the commissioning of our planned facilities for example, could limit our ability to serve key regions and meet retailer expectations.

Increased retail distribution also demands higher standards for consistency, service levels, and speed of execution. Failure to fulfill retailer orders on time, maintain planogram compliance, or deliver a consistently fresh product could result in the loss of shelf space, strained customer relationships, and reputational harm. Moreover, if our internal systems and processes—such as demand planning, quality control, or customer service—fail to keep pace with our growth, it could lead to operational breakdowns and diminished consumer trust.

Hiring and retaining qualified personnel to support this growth, particularly in operations, supply chain, and sales, may also present challenges in a competitive labor environment. In addition, expanding our product lines or entering new channels (e.g., foodservice, e-commerce) may require capabilities we have not yet fully developed.

If we are unsuccessful in managing the operational, financial, and organizational demands of growth, our ability to scale profitably and deliver a consistent, high-quality customer experience may be compromised, which could materially and adversely affect our business, results of operations, and brand reputation.

We may be subject to legal challenges related to the accuracy of our health and wellness claims.

The food and beverage industry is frequently targeted by consumer litigation and regulatory scrutiny related to the accuracy and interpretation of health and wellness claims. The fresh juice and wellness beverage sector has been particularly subject to such challenges in recent years. We market our products using descriptors such as “cold-crafted,” “never heated,” and “no HPP,” among others. Our “UltraFresh™” and “fresh” claims are central to our value proposition and competitive differentiation, making any successful challenge to this terminology potentially more damaging to our business model. While we make every effort to ensure that our marketing is accurate and complies with applicable laws, certain terms may be subject to varying interpretations or challenged as misleading or inadequately substantiated.

Additionally, although some of our products do not contain added sugar, others do, and consumers or regulators may question how these products are labeled and/or marketed. As regulatory standards and consumer expectations around product claims continue to evolve, we may face increased scrutiny of our marketing practices even for previously accepted industry terminology.

Agencies such as the FDA, FTC, and various state attorneys general have increased enforcement actions in recent years, and private class action lawsuits over product labeling and advertising have become common in the industry.

If we are required to defend against legal claims related to our product descriptions or advertising, we could incur substantial legal costs, be required to change our labeling or marketing materials, modify our manufacturing processes or documentation requirements, or pay fines or settlements. Even unfounded allegations can harm our brand reputation and divert management attention from core business operations.

Our future success depends on our ability to attract, retain, and develop key employees and senior leadership.

Our future growth and operational success depend heavily on the continued contributions of our senior leadership team and key personnel across operations, supply chain, product innovation, sales, and marketing. In particular, the vision and leadership of our Chief Executive Officer, Horatio Lonsdale-Hands, and the experience he has with growing a successful fresh juice business and our Executive Chairman, Bryan Herr, with his experience with also growing a successful fresh business that led to having long term industry relationships, including with fruit growers in both Mexico and the US, are critical to executing our strategic plan, maintaining strong retail and supplier relationships, and guiding the expansion of our brand and platform.

As a company operating in a competitive and rapidly evolving industry, we must attract and retain employees with specialized expertise in cold chain logistics, high-tech powered production, perishable inventory management, and food and beverage marketing. The labor market for such talent is highly competitive, especially in growth regions like Texas, South Carolina, and Arizona/Nevada, where we are expanding our footprint. We may face challenges in filling key roles or retaining top performers due to market demand, compensation expectations, limited local talent pools, or cultural fit.

Additionally, as we scale, our need for experienced leaders capable of managing larger teams, navigating complex regulatory environments, and sustaining our culture of innovation will increase. The loss of one or more members of our leadership team or other essential employees—whether due to voluntary departure, retirement, illness, or other reasons—could result in loss of institutional knowledge, disruption of our operations, and delays in executing key initiatives.

We may also be limited in our ability to offer equity-based or other long-term incentive compensation to attract top-tier candidates. If we are unable to recruit, develop, and retain a highly skilled and motivated workforce aligned with our mission and growth strategy, our ability to scale effectively, innovate, and achieve our business objectives could be materially and adversely affected.

We may require additional capital to support our growth strategy or operations, and such financing may not be available on acceptable terms or at all, which could limit our ability to scale.

To execute our growth strategy—including expanding production capacity, scaling our cold chain logistics infrastructure, entering new geographic markets, launching new products, and supporting working capital needs—we may need to raise additional capital in the future. Our ability to secure financing will depend on a number of factors, including market conditions, interest rates, investor sentiment toward our industry, and our operating performance and financial condition at the time of the financing.

We may seek additional funds through public or private equity offerings, debt financings, asset-backed lending, or strategic partnerships. However, such financing may not be available to us on commercially reasonable terms, or at all. If we raise funds through the issuance of equity or convertible securities, our existing stockholders could experience dilution, and any new securities may have rights, preferences, or privileges senior to those of our Common Stock. If we raise funds through debt financing, we may incur significant interest obligations and be subject to restrictive covenants that could limit our operational flexibility.

Moreover, reliance on outside capital increases our exposure to macroeconomic volatility, including tightening credit conditions, higher interest rates, or disruptions in financial markets. If we are unable to obtain adequate financing when needed, or if we are forced to do so under unfavorable terms, we may be unable to invest in critical initiatives, respond to competitive pressures, or scale our operations in line with demand.

Any failure to secure sufficient capital to support our growth could delay or prevent the execution of our strategic objectives and materially and adversely affect our business, financial condition, and prospects.

Disruptions in the worldwide economy may adversely affect our business, financial condition, results of operations and cash flows

Adverse and uncertain economic conditions may affect distributor, retailer, foodservice and consumer demand for our products or impact our costs due to changes in the foreign exchange rate and tariffs as we source approximately half of our citrus from Mexico. In addition, our ability to manage normal commercial relationships with our suppliers and third-party logistics providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Retailers may become more conservative in response to these conditions and seek to reduce their inventories or limit the range of our products that they offer. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing retailers, our ability to attract new customers and consumers, the financial condition of our customers and consumers and our ability to provide products that appeal to consumers at the right price. Cost pressures or inflation could challenge our ability to do so. Prolonged unfavorable economic conditions may have an adverse effect on our business, financial condition, results of operations and cash flows.

Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If climate change has a negative effect on the agricultural productivity of the crops we rely on, we may be subject to decreased availability or less favorable pricing for the citrus and other raw materials that are necessary for our current or any future products. Climate changes may also require us to find fruit suppliers in new geographic areas if the location for best production of citrus changes, which will require changes to our supply network and investing time and resources with new sources, thereby potentially increasing our costs of production. In addition, there is no guarantee that we will be able to maintain the quality and taste of our products as we transition to sourcing citrus in new geographic areas.

Fluctuations in business conditions may unexpectedly impact our reported results of operations and financial condition.

We experience fluctuations in our financial performance, as a result of a variety of factors, including the timing of our or our competitors’ promotional activities, the timing of product introductions and merchandise mix, as well as seasonal fluctuations in demand for beverage products that typically result in higher revenues for such products during summer months. Our net sales and profitability are impacted by the timing and size of such sales and promotion incentives. New product introductions and shelf resets at our customers may also cause our results of operations to fluctuate. Due to these fluctuations, historical period-to-period comparisons of our results of operations are not necessarily indicative of future period-to-period results, impacting comparability of our quarterly results year-over-year.

Our insurance may not provide adequate levels of coverage against claims or otherwise protect us from all risks to which we are exposed, or we may be unable to find insurance with sufficient coverage at a reasonable cost.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, or that we may not have identified as risks. Moreover, if we do not make policy payments on a timely basis, we could lose our insurance coverage, or if a loss is incurred that exceeds policy limits, our insurance provider could refuse to cover our claims, which could result in increased costs. If we are unable to make successful claims on our insurance for any potential losses, then we may be liable for any resulting costs, which could cause us to incur significant liabilities. Although we believe that we have adequate coverage, if we lose our insurance coverage and are unable to find similar coverage elsewhere or if rates continue to increase, or if claims are made that are not covered by insurance or exceed coverage levels, it may have an adverse impact on our business, financial condition, results of operations and cash flows.

Members of our management team have limited experience in operating a public company, and regulatory compliance may divert their attention from the day-to-day management of our business.

Our management team has very limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex laws and regulations pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which would adversely impact our business operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States and to meet the other regulatory compliance needs of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly once we are no longer an emerging growth company, we will incur significant legal, regulatory, insurance, finance, accounting, investor relations, and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and the applicable stock exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities and the smooth running of the business. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action, and potentially civil litigation.

Risks Relating to Legal and Regulatory Requirements

Food safety and food-borne illness incidents or other safety concerns may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food and beverages for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or involving our suppliers, could result in the discontinuance of sales of these products or cessation of our relationships with such suppliers, or otherwise result in increased operating costs, lost sales, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination, regulatory noncompliance, and/or retail customer noncompliance whether or not caused by our actions, could compel us or our retail customers, depending on the circumstances, to conduct a recall in accordance with United States Food and Drug Administration, or the FDA, regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retail customers and shelf space or e-commerce prominence, and a potential negative impact on our ability to attract new customers and consumers, and maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to affect a recall quickly and effectively or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.

In addition, food and beverage companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. The FDA enforces laws and regulations, such as the Food Safety Modernization Act, that require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, results of operations and cash flows. Most countries in which we operate have comparable regulations that we endeavor to comply with, but any failure to meet regulators or customers’ expectations could impact our business in these markets and have a material adverse effect on our reputation as well as our business, financial condition, results of operations and cash flows.

Failure to comply with federal, and state laws and regulations relating to data privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to data privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, results of operations and cash flows.

We collect, maintain, and otherwise process significant amounts of personally identifiable information and other data relating to our customers and employees. Additionally, we rely on a variety of marketing techniques, including email and social media marketing, and we are subject to various laws and regulations that govern such marketing and advertising practices. We are subject to numerous state, and federal laws, rules and regulations govern the collection, use and protection of personally identifiable information.

In the United States, federal and state laws impose limits on, or requirements regarding the collection, distribution, use, security and storage of personally identifiable information of individuals and there has also been increased regulation of data privacy and security particularly at the state level. For example, in 2018, California enacted the California Consumer Privacy Act, or the CCPA, which came into effect in January 2020, and gives California residents expanded rights to their personal information, provides for civil penalties for violations and provides a private right of action for data breaches that is expected to increase data breach litigation, and in November 2020, California voters passed the California Privacy Rights Act which took effect in 2023 and significantly expanded the CCPA. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning data privacy, data protection, and information security in the United States and other jurisdictions at all levels of legislature, governance, and applicability. We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations.

Further, we rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes specific requirements for commercial email messages in the United States. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows.

Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability or our media buyers’ ability to collect data or to efficiently and effectively deliver relevant promotions or media, which could materially impair the results of our operations.

Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows.

We may also be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personally identifiable information, and may be bound by self-regulatory or other industry standards relating to these matters. Our collection and use of consumer data is also subject to our privacy policies, including online privacy policies. The proliferation of data privacy laws in variation creates increased risk of non-compliance and increased costs of maintaining compliance. Additionally, while we strive to comply with our posted policies and all applicable laws, regulations, other legal obligations and certain industry standards, laws, rules, and regulations concerning data privacy, data protection, and data security evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices or in a manner that is inconsistent from one jurisdiction to another.

The adoption of further data privacy and security laws may increase the cost and complexity of implementing any new offerings in other jurisdictions. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any international, federal or state data privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to data privacy or consumer protection could adversely affect our reputation, brands and business, and may result in regulatory investigations, claims, proceedings or actions against us by governmental entities, customers, suppliers or others, class actions, or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brands and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and third-party providers and result in the imposition of significant damages liabilities or monetary penalties.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

For example, approximately six years ago, we encountered a third-party opposition from a kombucha company using the name “Buddha” during our trademark application process in Canada. After evaluating the costs and benefits of pursuing the opposition, we determined that Canadian trademark registration was not necessary for our U.S. market development strategy and abandoned the application. While this decision did not impact our U.S. operations or brand protection, it illustrates the potential complexities and costs associated with international trademark conflicts, particularly where similar or phonetically similar brand names may create confusion in foreign markets.

Even when not merited, the defense of these claims or lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and potentially prevent us from selling or manufacturing our products, which would make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives. There has also been a trend among some public health advocates to recommend additional governmental regulations concerning the marketing and labeling/packaging of the beverage industry. Additional or revised regulatory requirements, whether labeling, packaging, tax or otherwise, could have a material adverse effect on our financial condition, consumer demand and results of operations.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. As a public company, we will be subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of this Offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Common Stock.

Risks Relating to Our Information Technology and Intellectual Property

We rely heavily on our information technology systems, as well as those of our third-party vendors and businesses, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or data security incident could adversely affect our business, financial condition, results of operations and cash flows.

We use information technology systems, infrastructure and data in substantially all aspects of our business operations. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security and consistent operations of these systems. We also collect, process and store numerous classes of sensitive, personally identifiable and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and the businesses with which we do business. The secure processing, maintenance and transmission of this information is critical to our operations.

Our systems and those of our third party vendors and businesses may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third-party vendors and businesses may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.

Further, our systems and those of our third-party vendors and businesses may be vulnerable to, and have experienced attempted, security incidents, attacks by hackers (including ransomware attacks, phishing attacks and other third-party intrusions), acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or businesses, they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information, including credit card information and other personally identifiable information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personally identifiable or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target (and even, in many cases, until after having been successfully launched for some time) and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

Security incidents compromising the confidentiality, integrity, and availability of our sensitive information and our systems and those of our third party vendors and businesses could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we, or our third party vendors or businesses, rely. Cybercrime and hacking techniques are constantly evolving. We and/or our third-party vendors and/or businesses may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents may occur in the future, and could result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information (including personally identifiable information) that we handle. As we rely on a number of our third-party vendors and businesses, we are exposed to security risks outside of our direct control, and our ability to monitor these third-party vendors’ and business partners’ data security is limited. While we employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users and our systems from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, we or our third-party vendors or businesses may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Additionally, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.

Any such breach, attack, virus or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, reputation, financial condition, results of operations and cash flows.

In addition, if any such event resulted in access, disclosure or other loss or unauthorized use of information or data, such as customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our businesses, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personally identifiable information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. The cost of investigating, mitigating and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators and others can be significant and the risk of legal claims in the event of a security breach is increasing. For example, the CCPA creates a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductibles or co-insurance requirements, could adversely affect our reputation, business, financial condition, results of operations and cash flows. Any material disruption or slowdown of our systems or those of our third-party vendors or businesses, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of proprietary and sensitive data. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems, and data can be difficult to detect. Any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

We may be unable to adequately protect our intellectual property or may face claims that we infringe the intellectual property of others.

Our success depends in part on our ability to protect proprietary processes, trade secrets, know-how, product formulations, brand trademarks, and other confidential information that differentiate our business and brand. We rely on a combination of trademark laws, trade secret protection, non-disclosure agreements, and other contractual arrangements to safeguard these assets. However, these protections may not be sufficient to prevent unauthorized use, reverse engineering, or disclosure by employees, contractors or competitors.

We have not sought patent protection for certain operational processes, including proprietary techniques and AI-driven systems. Instead, we depend on trade secret protection and confidentiality. However, trade secrets are inherently difficult to protect, and we cannot ensure that our agreements will prevent unauthorized disclosure or use. In some cases, others may independently develop similar formulations or technologies, which would limit our ability to assert trade secret rights.

Our trademarks, including those related to our brand and product names, are valuable assets that support our market identity and consumer recognition. However, we may not be able to register or enforce trademarks in all jurisdictions, and the scope of our trademark rights may be challenged or narrowed. Third parties may also adopt similar marks, particularly in regions where our trademarks are not yet registered, leading to consumer confusion and dilution of brand value. In some instances, we have entered into coexistence or settlement agreements that limit our ability to use or enforce certain marks in specific markets or categories.

In addition to challenges in protecting our own intellectual property, we may face claims that our products, packaging, marketing, or business practices infringe on the intellectual property rights of others. Even if meritless, these claims can be expensive, time-consuming, and disruptive to our operations. If we are found to infringe, we may need to obtain licenses (which may not be available on favorable terms), rebrand, or redesign products or packaging. We could also be subject to damages, settlements, or inventory write-offs.

Any failure to adequately protect our intellectual property, or defend against infringement claims, could materially and adversely affect our brand equity, competitive position, and financial condition.

Risks Relating to Ownership of Our Common Stock

We currently have a limited trading volume, which can result in higher price volatility for, and reduced liquidity of, our common stock.

There has been limited daily volume of trading in our common stock, which has limited the overall and perceived liquidity of our common stock on that market.

A more active trading market for our shares may never develop or be sustained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and, if an active market for our common stock does not develop, it may be difficult to sell shares without depressing the market price for the shares, or at all. In addition, in the event that an active trading market does not develop, the price of our common stock may not be a reliable indicator of the fair value of our common stock.

Furthermore, if our common stock ceases to be listed on the NYSE American or other national exchange, holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100 million shares of capital stock, consisting of 90 million shares of common stock, par value $0.001 per share, and 10 million shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenue and operating expenses;
●	market conditions in our industry and the economy as a whole;
●	actual or expected changes in our growth rates or our competitors’ growth rates;
●	announcements of innovations or new products or services by us or our competitors;
●	announcements by the government relating to regulations that govern our industry;
●	sales of our common stock or other securities by us or in the open market; and
●	changes in the market valuations of other comparable companies.

In addition, if the market for beverage industry stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have implemented and maintain various information security measures designed to protect against unauthorized access to or from our information systems, including physical, electronic, and procedural safeguards. These measures include firewalls, intrusion detection and prevention systems, regular security assessments, employee training, and incident response procedures. We also maintain cyber insurance coverage, though this coverage may not be adequate to cover all potential losses.

Despite our security measures, our information technology and infrastructure may be vulnerable to cyberattacks or breaches due to employee error, malfeasance, or other disruptions. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, although to date none have had a material impact on our business or operations. As we grow and process increasing amounts of consumer data through our e-commerce platform and retail customers’ systems, we may become a more attractive target for cyberattacks.

We are subject to various laws and regulations relating to privacy and data security, including with respect to the collection, storage, use, transmission, and protection of personal information and other consumer data. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials, and public censure, claims for damages by consumers and other affected individuals, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. PROPERTIES AND FACILITIES

Our principal executive office and manufacturing facility is located at 4030 Black Gold Drive, Dallas, TX 75247. We currently lease 37,856 square feet of space located at that address from Lewis Warehouse Management Group, LLC, for a current base rent of $15,552 per month, escalating every twelve months. The lease term runs through July 2030 with the option to extend the lease for two additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any material litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are currently quoted on the NYSE American under the symbol “BUDA.”

Holders

As of March 26, 2026, there were approximately 12 record holders of our common stock and there were 13,066,666 shares of our common stock issued and 12,566,666 outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividend Policy

The declaration of any future cash dividends is at the discretion of our Board of Directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. We have not paid any cash dividends to the holders of our common stock, and it is not our present intention to pay any cash dividends on our common stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On January 9, 2026, we completed our initial public offering pursuant to which we issued and sold 2,666,667 shares of our common stock, including 306,667 additional shares pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from the Company), at a price to the public of $7.50 per share. The offer and sale of all of the shares of our common stock in the initial public offering (IPO) were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-289874), which were declared effective by the SEC on January 7, 2026 . Public Ventures, LLC d/b/a MDB Capital Holdings, LLC acted as the sole book-running manager for the offering. Shares of our common stock began trading on NYSE American on January 8, 2026.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on January 8, 2026 pursuant to Rule 424(b)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this Annual Report regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes to those statements included under Item 8 of this Annual Report on Form 10-K. For purposes of this section, “Buda Juice”, the “Company”, “we”, or “our” refer to Buda Juice, Inc. and its subsidiaries, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section to understand the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

Buda Juice, LLC (the Company) was founded in Dallas, Texas in October 2013. We operate in a highly competitive beverage industry, focused on UltraFreshTM, juice production for business-to-business (B2B) distribution.

Buda Juice offers a growing portfolio of UltraFresh™, cold-crafted citrus-based beverages designed to meet the evolving preferences of consumers wanting ‘fresh’ products and the operational needs of modern grocery retailers. Buda Juice offers a core branded line, a Buda Fresh® value-forward range, and select white-label/private label solutions—each built on the same cold-crafted citrus platform and produced in our centralized, Juice HACCP- and SQF-certified facility. This multi-tiered strategy allows us to serve a broad range of customers while maintaining high margins, operational leverage, and product consistency. These products are sold in the produce department refrigerated sections and, in some stores, also on the perimeter beverage set. Our product portfolio consists of:

Results of Operations for the Year Ended December 31, 2025, and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$12,609	$11,274	$1,335	11.8%
Cost of goods sold	6,980	6,065	915	15.1%
Gross profit	$5,629	$5,209	$420	8.1%
Operating expenses:
Delivery and handling	509	501	8	1.6%
Selling, general and administrative	1,671	1,297	374	28.8%
Total operating expenses	$2,180	$1,798	$382	21.3%
Income from operations	$3,449	$3,411	$38	1.4%
Other income (expense):
Other income	29	252	(223)	-88.5%
Interest income / (expense)	55	(89)	144	161.8%
Net income	$3,533	$3,574	$(41)	-1.4%

For the years ended December 31, 2025 and 2024, the Company reported net income of approximately $3.5 million and $3.6 million, respectively. The change in net income between the years ended December 31, 2025 and 2024 reflects strong revenue growth offset by increased costs of produce, primarily citrus, as well as an increase in general and administrative costs in preparation for the Company’s initial public offering in January 2026.

Net Sales: Net sales increased $1,335, or 11.8%, to $12,609 for the year ended December 31, 2025, from $11,274 for the year ended December 31, 2024. The increase was mainly driven by an increase in sales by our primary customer.

Gross Profit

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold	$6,980	$6,065	$915	15.1%
Gross profit	5,629	5,209	420	8.1%
Gross margin (percentage of net sales)	44.6%	46.2%

Gross Profit: Gross profit margin was 44.6% and 46.2% for the years ended December 31, 2025 and 2024, respectively. The decrease in gross profit margin was primarily driven by an increase in produce costs, primarily citrus.

Operating Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Delivery and handling expense	$509	$501	$8	1.6%
Selling, general and administrative	1,671	1,297	374	28.8%
Total operating expenses	$2,180	$1,798	382	21.3%

Delivery and Handling Expense: Delivery and handing expense increased by 1.6%, to $509 for the year ended December 31, 2025. Although in total, delivery and handling expense did not change materially, there was an increase in third-party freight costs due to the increase in delivered volume to our largest customer for the year ended December 31, 2025 as compared to the same period in 2024. However, those increases were equally offset with a decrease in certain retail related delivery expenses when the Company closed all remaining retail stores in 2024.

Selling, General and Administrative Expenses: Selling, general, and administrative expense increased by $374, or 28.8%, to $1,671 for the year ended December 31, 2025, from $1,297 for the year ended December 31, 2024. The increase in selling, general and administrative expense was primarily driven by a decrease in retail related expenses such as rent and personnel, while offset with an increase in administrative personnel expenses as the Company prepared for the initial public offering in January 2026.

Other Income / (Expense), Net

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Other income / (expense)	$29	$252	$(223)	-88.5%
Interest income / (expense)	55	(89)	144	161.8%
Total other income / (expense)	$84	$163	(79)	-48.5%

Other income: Other income was $29 for the year ended December 31, 2025, a decrease of $223 from the year ended December 31, 2024. The decrease in other income was mainly a result of $252 of insurance proceeds being received during the year ended December 31, 2024 as compared to $22 for the same period in 2025.

Interest income / (expense): Net interest income was $55 for the year ended December 31, 2025, while the Company incurred $89 of interest expense for the year ended December 31, 2024. The change of $144 from interest expense to interest income is a result of the Company’s line of credit being paid off during 2024 and no further borrowing during the year ended December 31, 2025, while also earning interest on daily cash balances.

Liquidity and Capital Resources

In the past few years, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities. We had $1,840 and $1,887 of cash and cash equivalents as of December 31, 2025, and 2024, respectively.

Working Capital: The following table summarizes total current assets, liabilities and working capital at December 31, 2025 compared to December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024	Change
Current Assets	$3,219	$2,697	$522
Current Liabilities	585	575	10
Working Capital	$2,634	$2,122	$512

As of December 31, 2025, we had working capital of approximately $2.6 million as compared to working capital of approximately $2.1 million as of December 31, 2024, an increase of $0.5 million. The increase in working capital is primarily attributable to Company earnings of $3.5 million for the year ended December 31, 2025, while offset by $2.9 million in cash distributions to members related to tax year 2024 and 2025 member pass-through tax liabilities.

Short-Term Cash Requirements

Our short-term cash requirements primarily include working capital needs to support inventory build, payroll, marketing, and other operating expenses, as well as approximately $0.1 million of lease obligations due within the next 12 months. We expect to fund these requirements with cash on hand, cash generated from operations, and borrowings under our credit facility, if needed.

Long-Term Cash Requirements

Our long-term cash requirements include approximately $0.7 million in lease obligations due beyond 12 months, along with anticipated capital expenditures to support our planned regional production facilities. These facilities will represent material investments and are expected to be funded through a combination of operating cash flows and proceeds from the initial public offering in January 2026. We may also pursue additional equity or debt financing in order to acquire or invest in complementary business, products, and/or new IT infrastructure. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all.

Lease Commitments

As of December 31, 2025, we were party to non-cancellable operating lease agreements related to our production facility and office space. Future minimum lease payments under this agreement total approximately $0.8 million, with $0.1 million due within the next 12 months and $0.7 million due thereafter through July 2030. These commitments represent a significant use of cash and we expect to fund them through a combination of existing cash balances and cash flows from operations.

Cash Flows

The following tables summarize our sources and uses of cash (amounts in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cash flows provided by (used in)
Operating activities	$3,150	$3,974	$(824)	-20.7%
Investing activities	(246)	(684)	438	-64.0%
Financing activities	(2,951)	(2,829)	(122)	-4.3%
Net increase / (decrease) in cash and cash equivalents	$(47)	$461	$(508)	-110.2%

Net cash provided by operating activities for the year ended December 31, 2025, was approximately $3,150 compared to cash provided of $3,974 for the same period in 2024. Net income for the years ended December 31, 2025 and 2024 was approximately $3,533 and $3,574, respectively. During the year ended December 31, 2025, operating activities were impacted by approximately $503 of IPO-related expenses paid and temporarily capitalized until effectiveness of the initial public offering in January 2026. Additionally, during the year ended December 31, 2024, the Company received approximately $252 of one-time insurance proceeds.

Net cash used in investing activities for the year ended December 31, 2025, was $246 as compared to $684 for the year ended December 31, 2024. During the year ended December 31, 2024, the Company spent approximately $400 for the expansion of the manufacturing facility, including additional equipment to facilitate the increase in sales volume. While the year ended December 31, 2025, saw additional capital spending of $246, much of the one-time expansion spending occurred in 2024.

Net cash used in financing activities during the year ended December 31, 2025, was $2,951 as compared to $2,829 for the year ended December 31, 2024. During the year ended December 31, 2025, the Company paid member distributions related to member tax pass-through liabilities for the tax years 2025 and 2024, in the amount of $2,951. During the year ended December 31, 2024, the company paid member distributions related to member tax pass-through liabilities for the tax year 2023, in the amount of $819 while also making $2,010 of debt repayments made on the line of credit while no payments were made for the year ended December 31, 2025, due to the Company having no balance on the line of credit during that time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to accounts receivable and allowance for credit losses, and credit risk. Although we believe that the estimates we use are reasonable, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our financial statements appearing elsewhere in this Annual Report.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized at a point in time when control of the product transfers to the customer, which typically occurs upon delivery and customer acceptance. Each contract includes a single performance obligation to transfer control of the product to the customer. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that would meet the criteria for a distinct good or service that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent fulfillment costs, which are included in cost of goods sold, rather than revenue.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable on an ongoing basis. As of December 31, 2025 and 2024, management determined that all receivables were fully collectible; therefore, no allowance for doubtful accounts has been recorded.

Customer accounts receivable are stated at the amount management expects to collect on balances. The Company accounts for credit losses in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”). ASC 326 impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has the ability to determine if there are no expected credit losses in certain circumstances. We evaluate the credit worthiness of our portfolio on an individual loan basis and on a portfolio basis. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for loan losses, which could impact future periods.

Credit Risk

Credit risk is the risk of financial loss if a customer or counterparty fails to meet its contractual obligations. The Company manages this risk by performing credit evaluations of its customers and maintaining an ongoing review of their financial condition. Based on its review, management believes that credit risk is minimal and collection of outstanding receivables is probable.

For the years ended December 31, 2025 and 2024, the Company derived a significant portion of its revenue from a limited number of customers which is disclosed in Note 14 – Concentration of Risk. The Company does not require collateral and maintains credit policies intended to reduce overall credit risk.

Item 7A. Qualitative And Quantitative Disclosures About Market Risk

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements

The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2025.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company was a privately held limited liability company and was not yet subject to the requirements of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Following the Company’s conversion to a Delaware corporation on January 1, 2026, and the completion of its initial public offering on January 9, 2026, the Company became subject to these requirements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has begun implementing the processes and controls necessary to design and evaluate disclosure controls and procedures appropriate for a public company. However, no evaluation of disclosure controls and procedures was required or performed as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Because the Company was not an SEC registrant as of December 31, 2025, it was not required to, and did not, perform an assessment of the effectiveness of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Management will be required to provide its first management assessment on internal control over financial reporting for the year ending December 31, 2026.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company qualifies as an emerging growth company under the JOBS Act and is exempt from such requirement.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to year-end, the Company undertook significant activities to prepare for operating as a public company, including implementing enhanced financial reporting processes, governance practices, and internal controls. These changes occurred after December 31, 2025 and therefore are not considered changes in internal control for the period covered by this report.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be achieved. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Controls may also be circumvented by the actions of individuals, by collusion, or by management override. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Disclosure Control Procedures

Because the Company was not an SEC registrant as of December 31, 2025, it was not required to maintain or evaluate disclosure controls and procedures under Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934. Accordingly, there were no changes in disclosure controls and procedures during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures.

Following our conversion to a Delaware corporation on January 1, 2026, and the completion of our initial public offering on January 9, 2026, the Company began implementing enhanced disclosure controls and procedures appropriate for a public company. Because these activities occurred after December 31, 2025, they are not considered changes to disclosure controls and procedures for the period covered by this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

The information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K is set forth below.

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

The following table discloses information concerning our executive officers and directors.

Name	Age	Position
Horatio Lonsdale-Hands	70	Co-Founder, Chief Executive Officer, and Director
Clint Bowers	44	Chief Financial Officer
Karina Farquharson	47	Vice President, Marketing & Data Analytics
Bryan Herr	65	Director, Executive Chairman
Bernard Lucien Nussbaumer	73	Director
Don Short	72	Director
Doug Burris	53	Director
Marie Quintana	69	Director
Mo Hayat	51	Director

Horatio Lonsdale-Hands, Co-Founder, and Chief Executive Officer

Horatio Lonsdale-Hands combines over 40 years of experience in the food and beverage, telecommunications, and hospitality industries in senior management. Previously, he had been involved in multiple companies in the food and hospitality industries, holding positions including Chairman and Chief Executive Officer, President and board member.

From 2000 to 2013, he was Co-Founder and President of Advance Global Communications, Inc., (AGC) a company involved in international telecommunications and an early adopter of voice over IP (VoIP) technology from 1989 through 1998, Lonsdale-Hands was Co-Founder, Chairman and Chief Executive Officer of ZuZu, Inc., a fast-casual restaurant chain and is credited with coining the term “Fast Casual. From 1982 to 1988, he was Co-Founder and President of Nipper’s Champagne Clubs, a hospitality company that focused on upscale entertainment venues with locations in Montecito and Beverly Hills, California.

Chairman and Chief Executive Officer Lonsdale-Hands has served on the Boards or Executive Committee of Arby’s Inc., Advance Global Communication, ZuZu, Inc., and the Rodeo Drive Committee.

He was educated at Harrow School in the UK. He is certified in HACCP and food safety.

Clint Bowers, Chief Financial Officer

Clint Bowers combines over 20 years of experience in corporate finance, accounting, and strategic advisory in senior management. Previously, he had been involved in multiple companies in the finance and beverage industries, holding positions including Vice President, Corporate Controller, Director of Finance, Director of Treasury, and Founder.

From 2013 through 2014, Chief Financial Officer, Clint Bowers was the Vice President and Corporate Controller for Borden Dairy Company, a $2 billion beverage company. From 2009 to 2012, he was Assistant Corporate Controller, Director of Finance and Director of Treasury for Borden Dairy Company, where he held various key financial leadership roles. In 2015, he founded and is CEO of Smart Business Concepts, a Dallas-based accounting and advisory firm that focused on providing outsourced CFO, controller, and accounting services to growth-stage businesses nationwide.

Clint Bowers has also previously been a Board Member and President of a local non-profit private school in Dallas, Texas. He holds a bachelor’s degree in accounting and finance from Texas A&M University’s Mays Business School and is a Certified Public Accountant (CPA).

Karina Farquharson, Vice President, Marketing & Data Analytics

Karina Farquharson combines over 20 years of experience in marketing, data analytics, and strategic planning in senior management. She has been involved in multiple companies in the retail and financial services industries, holding positions including Senior Merchandise Planner, Marketing Analyst and Business Analyst.

From 2005 to 2013, Farquharson held several analyst positions including Senior Merchandise Planner and Online Merchandise Planner for Neiman Marcus, a luxury retail company, where she led strategic planning and performance analysis for key product categories. From 2002 to 2004, she was a Marketing and Business Analyst for Capital One, a financial services company focused on customer insights and campaign optimization.

She holds a master’s degree in Integrated Marketing Communications (IMC) from the Medill School at Northwestern University and a Graduate Certificate in Marketing from the Cox School of Business at Southern Methodist University. She earned her Bachelor of Arts degree in Economics and the Honors Program in Mathematical Methods in the Social Sciences at Northwestern University, graduating magna cum laude with departmental honors.

Bryan Herr, Executive Chairman

Bryan Herr combines over 40 years of experience in the food and beverage industry in senior management. Previously, he is a pioneer in the value-added produce and fresh food sectors, holding positions including Co-Founder and Chief Executive Officer of Country Fresh, investor, advisor, and board member.

From 1988 through 2017, Herr was the Co-Founder and Chief Executive Officer of Country Fresh, Inc., a leading producer and distributor of freshly cut fruits and vegetables. Under his leadership, the company expanded to 9 processing plants nationwide and supplied major retailers such as Walmart, Kroger, and Publix. In 2017, Bryan Herr sold Country Fresh and then bought the company back in 2021.

Byan Herr is also currently a director of Buda Juice. He is also actively involved as an investor and advisor to Buda Juice, in addition to being an advisor, investor and board member across multiple businesses and engaged in a range of philanthropic endeavors.

Bernard Lucien Nussbaumer

Bernard Lucien Nussbaumer is a Co-Founder of Buda Juice and combines over 30 years of experience in media and business ventures in senior management, following a career as an entrepreneur and producer. Previously, he had been involved in multiple companies in the media, production, and environmental sectors, holding positions including Co-Founder, Producer, and board member.

He is Co-Founder of Plan T, a non-profit environmental organization focused on sustainability and reforestation initiatives.

Donald Short

Donald Short combines over 30 years of experience in the global beverage industry in senior management. Previously, he had been involved in multiple divisions of The Coca-Cola Company, holding positions including Worldwide Chief Executive Officer and President.

From 2002 through 2006, Short was the Worldwide Chief Executive Officer and President of Minute Maid, an $8 billion division of The Coca-Cola Company. From 1997 to 2000, he was CEO and President of The Coca-Cola Company India, overseeing strategic and operational initiatives in one of the company’s fastest-growing markets. From 2000 to 2002, he was CEO and President of The Coca-Cola Company Middle East and Africa, a division focused on international expansion and market development across emerging economies.

Donald Short is also currently a director of Boomerang Pies, Theater Aspen, Nasher Sculpture Center and Founder and CEO of The New Artisan Distillery.

He has an undergraduate degree from University of North Carolina at Pembroke.

Doug Burris

Doug Burris combines over 37 years of experience in the food and grocery retail industry in senior management. Previously, he had been involved in multiple companies in the fresh food and retail sectors, holding positions including Chief Executive Officer, Senior Executive, and board member.

From 2021 through current, Burris is the Chief Executive Officer of Country Fresh, Inc., one of the largest producers and distributors of freshly cut fruits and vegetables in the United States, operating 9 processing plants nationwide and serving major national retailers including Walmart, Kroger, and Publix. From 1988 to 2001, he held senior management positions at H-E-B, a leading grocery retailer, where he gained extensive experience in retail operations and supply chain management.

Doug Burris is also currently CEO and Board director of CMM, J.Skinner Baking & Country Fresh.

He has an undergraduate degree from Texas A&M and holds any MBA from Texas A&M.

Marie Quintana

Marie Quintana combines over 30 years of experience in corporate leadership across healthcare, consumer goods, technology, and retail industries. Previously, she had been involved in multiple Fortune 500 companies, holding positions including Senior Executive, Board Member, and Strategic Advisor.

From 2018 through 2022, Director Quintana was Chief Marketing Officer and Executive Vice President of Communications at Tenet Healthcare and co-chaired the Environmental, Social, and Governance Board Committee. From 2005-2012 at PepsiCo was Senior Vice President of Multicultural Sales and Marketing, from 2003-2005, she was Vice President of Global IT Strategy and from 1998 to 2003 was Vice President of Technology. From 1996 to 1998 was an executive at Perot Systems doing special projects for Ross Perot, Sr.

Marie Quintana currently serves or has served on the board of The Governing Board of Directors of the Detroit Medical Center, Board Director of Fetch Rewards, Board Director of Network for Executive Women, Board Director of Catholic Charities of Dallas and President of The Tenet Healthcare Foundation.

She has been nationally recognized among the Top 50 Hispanic Women in Business by Hispanic Business Magazine, one of the Top 50 Women in Grocery by Progressive Grocer, and a Top 5 Latina Executive by Latina Style Magazine. In 2022, she received the Latino Leaders Maestro Award for Professional Achievement.

She has an undergraduate degree from Louisiana State University and a has a master’s from Tulane University.

Mohammad “Mo” Hayat

Mo Hayat has served as the Head of Corporate Development and Chief Legal Officer of MDB Capital Holdings, LLC since May 2024, Chief of Entrepreneurship & Operations of MDB Capital Holdings, LLC since its inception on August 10, 2021 to May 2024, and as a director of MDB Capital Holdings, LLC since January 14, 2022. Mr. Hayat has also served as director of Paulex Bio, Inc. since May 2025. Mr. Hayat served as the Chairman and Chief Executive Officer of eXoZymes, Inc. (formerly known as Invizyne Technologies Inc.) since its inception in April 2019, and, effective as of August 2022, transitioned to the role of Executive Chairman, Interim Chief Executive Officer, and President, and then in February 2024, transitioned to the role of Executive Chairman, and President of eXoZymes, Inc until February 2025. Mr. Hayat founded and has operated Mora Partners Inc., a consulting and investment firm since September 2006. Notable prior experiences for Mr. Hayat include serving as an Associate at Latham and Watkins from 2001 to 2006, as Partner at Raines Law Group from 2006 to 2009, as EVP of Business Development at Fulham Company Ltd from 2009 to 2015, and as Associate General Counsel Corporate, M&A, and Venture Capital at Hewlett Packard Enterprise from 2015 to 2017. Mr. Hayat also served on the board of directors of Fulham Company Ltd. from January 2019 to August 2022.

Mr. Hayat received his Juris Doctorate in 2001 from UC Berkeley School of Law and a Bachelor of Science in Biological Chemistry in 1997 from Pepperdine University.

Family Relationships

Karina Farquharson, Vice President of Marketing, is wife of the CEO, Horatio Lonsdale-Hands.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer and principal financial officer. This code is publicly available through the Governance section of our website at https://ir.mamascreations.com. To the extent permissible under the applicable law, the rules of the SEC or Nasdaq listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under the applicable law, the rules of the SEC or Nasdaq listing standards.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Board of Directors and Board Committees

Our board of directors consists of seven directors, four of whom are independent as such term is defined by the NYSE American. We have determined that Doug Burris, Don Short, Marie Quintana, and Mo Hayat satisfy the “independence” requirement under Rule 303A of the NYSE American Rules.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nomination and corporate governance committee, and adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Mo Hayat, Don Short, Doug Burris and Marie Quintana. Mo Hayat is the chair of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	meeting independently with our internal auditing staff, if any, registered public accounting firm and management;

●	reviewing and discussing with management our compliance with the FCPA;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by the United States Securities and Exchange Commission (“SEC”) rules.

Compensation Committee. Our compensation committee consists of Mo Hayat, Don Short, Doug Burris and Marie Quintana. Mo Hayat is the chair of our compensation committee. The compensation committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering our cash and equity incentive plans;

●	reviewing and making recommendations to our board of directors with respect to director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

Nominating and Corporate Governance Committee. Our compensation committee consists of Doug Burris and Mo Hayat. Doug Burris is the chair of our nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;

●	developing and recommending to our board of directors’ corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and

●	overseeing a periodic evaluation of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2025.

Item 11. Executive Compensation

This section describes the compensation of our named executive officers and directors for the year ended December 31, 2025.

No reference to prior years is required.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Horatio Lonsdale-Hands, CEO	2025	334,594	-	-	-	-	334,594
Clint Bowers, CFO	2025	31,385	-	-	-	-	31,385
Karina Lonsdale-Hands, VP Marketing	2025	60,000	-	-	-	-	60,000

Incentive Award Plans

The Company has adopted the 2025 Incentive Award Plan (the “2025 Plan”) which permits the granting of a variety of equity-based and cash-based awards to eligible employees, directors, and consultants, with the goal of attracting, motivating, and retaining individuals who will contribute to our long-term success as a public company.

Director Compensation

The Company had adopted the 2025 Plan which compensates its non-employee directors with equity awards. Each independent director was granted equity awards under the 2025 plan equal to 0.5% of the Company’s total issued and outstanding equity. In addition, directors who serve as a committee chair received an additional 0.1% of the Company’s total issued and outstanding equity for each committee chaired, and the lead independent director received 0.1% of the Company’s total outstanding equity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2026, by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

The number of shares of Common Stock beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws.

Percentage ownership of our Common Stock is based on 12,566,666 shares of Common Stock outstanding as of March 26, 2026. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 26, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

To calculate a stockholder’s percentage of beneficial ownership of Common Stock, we must include in the numerator and denominator those shares of Common Stock, as well as those shares of Common Stock underlying options, warrants and convertible securities, that such stockholder is considered to beneficially own. Shares of Common Stock, and Common Stock underlying options, warrants and convertible securities, held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating the beneficial ownership of each of the stockholders may be different.

Name of Beneficial Owner(1)	Shares	%
5% Stockholders:
2469447 Ontario Ltd.	769,418	5.47%

Executive Officers and Directors:
Horatio Lonsdale-Hands	2,249,417	15.98%
Bryan Herr	2,644,466	18.79%
Bernard Lucien Nussbaumer	2,904,860	20.64%
Karina Lonsdale-Hands	47,125	0.33%
Marie Quintana	110,122	0.78%
Doug Burris	298,861	2.12%
Mo Hayat	87,967	0.62%
Clint Bowers	113,100	0.80%
Don Short	76,789	0.55%
All directors and executive officers as a group	9,302,125	66.08%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently we do not have any related party transactions required to be disclosed other than the credit facility which is supported by personal guarantees from Horatio Lonsdale-Hands, Bryan Herr, and Bernard Nussbaumer, as described below:.

On July 8, 2016, the Company entered into a financing agreement with Zions Bancorporation, N.A., doing business as Amegy Bank (“Amegy”), for a revolving line of credit. The original facility provided up to $2,010,000 in borrowings and had an 8-year term, maturing on July 8, 2024.

On July 20, 2024, the agreement was amended to increase the borrowing capacity from $2,000,000 to $3,000,000 and extend the availability to July 8, 2025. On July 9, 2025, availability was extended to July 8, 2026. Interest on borrowings is variable, based on the Prime Rate as published in The Wall Street Journal, and was 8.5% per annum as of the amendment date.

The Company repaid the full outstanding balance of the facility on October 4, 2024. As of December 31, 2025, there were no outstanding borrowings, and the full $3,000,000 remained available under the line of credit.

The facility is supported by personal guarantees from the three members of the Company’s Board of Directors, Bryan Herr, Bernard Lucien Nussbaumer, and Horatio Lonsdale-Hands. These guarantees were reaffirmed as part of the July 20, 2025 amendment.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for professional services rendered by RBSM, LLP for the fiscal years ended December 31, 2025 and 2024.

The Audit Committee did not have a formal pre-approval policy; however, all audit and non-audit services were approved by the Board of Directors prior to engagement.

	2025	2024
Audit fees	$171,844	$-
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$52,500	$-
Total	$224,344	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Financial Statement Schedules

1.	Financial Statements are listed in the Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Financial Statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, dated January 2, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
4.1*	Description of the Company’s Securities
4.2	Form of Underwriter’s Warrants (included in the Form of Underwriting Agreement) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
10.1	Buda Juice, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
10.3	Commercial Lease Agreement, dated February 7, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
10.4	First Amendment to Commercial Lease Agreement, dated February 2, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 6, 2026)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

* Filed or furnished herewith.

†Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because they are both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2026	BUDA JUICE, INC.

	By:	/s/ Horatio Lonsdale-Hands
Horatio Lonsdale-Hands
Chief Executive Officer and Director

Date: March 26, 2026	BUDA JUICE, INC.

	By:	/s/ Clint Bowers
Clint Bowers
Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Horatio Lonsdale- Hands	Chief Executive Officer and Director	March 26, 2026
Horatio Lonsdale-Hands	(Principal Executive Officer)

/s/ Clint Bowers	Chief Financial Officer	March 26, 2026
Clint Bowers	(Principal Financial and Accounting Officer)

/s/ Bryan Herr	Director	March 26, 2026
Bryan Herr

/s/ Bernard Lucien Nussbaumer	Director	March 26, 2026
Bernard Lucien Nussbaumer

/s/ Don Short	Director	March 26, 2026
Don Short

/s/ Doug Burris	Director	March 26, 2026
Doug Burris

/s/ Marie Quintana	Director	March 26, 2026
Marie Quintana

/s/ Mo Hayat	Director	March 26, 2026
Mo Hayat

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

Buda Juice, Inc. (formerly, Buda Juice LLC)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Buda Juice LLC (collectively, the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2025.

New York, NY
March 26, 2026

Buda Juice LLC

Balance Sheets

As of December 31, 2025 and December 31, 2024

(Amounts in Thousands)

	As of December 31, 2025	As of December 31, 2024

ASSETS
Current assets
Cash	$1,840	$1,887
Accounts receivable	386	395
Inventory	348	374
Prepaid expenses and other current assets	645	41
Total current assets	3,219	2,697

Property and equipment, net of accumulated depreciation of $2,096 and $1,850, respectively	976	969
Operating lease right-of-use asset	775	65
Total assets	$4,970	$3,731

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$289	$449
Other current liabilities	161	58
Operating lease liability, current portion	135	68
Total current liabilities	585	575

Operating lease liability, net of current portion	647	-
Total liabilities	1,232	575
Members’ equity
Members’ equity	2,554	5,505
Accumulated income (deficit)	1,184	(2,349)
Total equity	3,738	3,156
Total liabilities and members’ equity	$4,970	$3,731

See accompanying note to the financial statements

Buda Juice LLC

Statements of Operations

For the years Ended December 31, 2025 and 2024

(Amounts in Thousands)

	Years Ended December 31,
	2025	2024

Net sales	$12,609	$11,274
Cost of goods sold	6,980	6,065
Gross profit	5,629	5,209

Operating expenses:
Delivery and handling expense	509	501
Selling, general and administrative expense	1,671	1,297
Total operating expenses	2,180	1,798

Income from operations	3,449	3,411

Other income	29	252
Interest income (expense), net	55	(89)

Net income	$3,533	$3,574

Proforma earnings per common share [1]
Basic	$0.28	$0.28
Diluted	$0.20	$0.20

Proforma weighted average shares outstanding
Basic	10,000	10,000
Diluted	14,000	14,000

[1]	Adjusted for proforma effect of federal corporate tax rate of twenty-one percent to reflect conversion from LLC to Inc.

See accompanying note to the financial statements

Buda Juice LLC

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2025 and 2024

(Amounts in Thousands)

	Members’ Equity	Accumulated Income / (Deficit)	Total Members’ Equity
BALANCE – January 1, 2024	$6,324	$(5,923)	$401
Net income	-	3,574	3,574
Distributions	(819)	-	(819)
BALANCE – December 31, 2024	5,505	(2,349)	3,156
Net income	-	3,533	3,533
Distributions	(2,951)	-	(2,951)
BALANCE – December 31, 2025	$2,554	$1,184	$3,738

See accompanying note to the financial statements

Buda Juice LLC

Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

(Amounts in Thousands)

	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income	$3,533	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	274
Amortization of right to use asset	123	108

Changes in assets and liabilities:
Accounts receivable	8	(28)
Inventory	26	34
Prepaid expenses and other current assets	(605)	(46)
Accounts payable and other current liabilities	(54)	171
Payments on operating lease obligations	(120)	(113)
Net cash provided by operating activities	3,150	3,974

Cash flows from investing activities
Capital spending of property and equipment	(246)	(684)
Net cash used for investing activities	(246)	(684)

Cash flows from financing activities
Net payments of line of credit	-	(2,010)
Cash distributed to owners	(2,951)	(819)
Net cash used for financing activities	(2,951)	(2,829)

Net change in cash and cash equivalents	(47)	461
Cash and cash equivalents at beginning of year	1,887	1,426
Cash and cash equivalents at end of year	$1,840	$1,887
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$89

See accompanying note to the financial statements

BUDA JUICE LLC

NOTES TO THE FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Buda Juice LLC (the Company) was founded in Dallas, Texas in October 2013. The Company operates in a highly competitive beverage industry, focused on fresh, cold-crafted juice production for business-to-business (B2B) distribution. The Company mostly utilizes third-party delivery systems and serves primarily large, national chain grocery stores.

The Company was organized as a Texas limited liability company and, through December 31, 2025, was treated as a partnership for U.S. federal and certain state income tax purposes. Accordingly, the Company was not subject to U.S. federal income taxes during the periods presented, and no provision for income taxes has been recorded in the accompanying financial statements. Income or loss was includable in the tax returns of the Company’s members based upon their respective ownership interests.

On January 1, 2026, the Company completed a statutory conversion from a Texas limited liability company into a Delaware corporation, Buda Juice, Inc., and elected to be taxed as a C corporation for U.S. federal income tax purposes. On January 8, 2026, Buda Juice, Inc. completed its initial public offering (“IPO”) and began trading on the NYSE American under the ticker “BUDA”. The accompanying financial statements do not reflect the effects of the conversion or the IPO, which are described in Note 15 – Subsequent Events.

For additional information see Note 15 – Subsequent Events

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the US (GAAP).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. However, for the periods presented, the financial statements do not include any estimates considered to be significant to the overall presentation, with exceptions including concentration of credit risk, useful life estimates for depreciation and inventory, assessing the collectability of accounts receivable and the estimate of the fair value of the lease liability and related right of use assets.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments with original maturities of three months or less at the time of purchase. Our cash accounts are maintained at various high-credit-quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts. As of December 31, 2025 and December 31, 2024, the Company did not hold any cash equivalents or investments classified as cash equivalents. Cash includes funds held in demand deposit accounts.

Concentration of Credit Risk

The Company maintains its cash balances with high-credit-quality financial institutions. As of December 31, 2025 and 2024, certain cash balances exceeded the Federal Deposit Insurance Corporation (FDIC) insured limits of $1,794 and $1,387, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk with respect to its cash balances.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in our financial statements. We categorize assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.

Our balance sheets include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term maturity. As of the reporting date, the Company did not have any financial instruments measured at fair value on a recurring basis or any variable-rate credit facilities.

Segment Information

The Company operates as a single reportable segment under ASC 280, Segment Reporting. The Company’s chief operating decision maker (CODM) is the Board of Directors (BOD), which includes the chief executive officer and executive chairman of the BOD. The CODM reviews financial information on a basis for purposes of allocating resources and evaluating financial performance.

The Company derives revenues primarily from its product line of cold-crafted citrus-based beverages, which are mostly sold directly to large grocery chains via third party delivery services.

Factors Used to Identify Reportable Segments

The Company has one reportable segment, as business activities are managed on a basis. Revenues are derived exclusively in the United States, specifically in Texas.

Measurement of Segment Profit or Loss

The accounting policies of the segment are consistent with those described in Note 2 (Summary of Significant Accounting Policies). The CODM assesses performance and allocates resources based on net income, which is the same as net income reported in the statements of operations. The CODM uses net income to evaluate return on assets, decide on reinvestments or dividends, monitor budget versus actual results, and benchmark against competitors. This measure also informs management compensation decisions.

The Company does not have intra-entity sales or transfers.

Segment Financial Information

The following table presents information about reported segment revenue, significant segment expenses, and profit or loss for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Revenue	$12,609	$11,274
Significant Expenses:
Cost of goods sold	6,980	6,065
Delivery and handling	509	501
Salaries and employee benefits	539	318
Depreciation expense	239	274
Repair and maintenance	105	106
Lease expense	254	172
Rent and utilities	86	135
Professional fees	139	95
Marketing	63	50
Other expense / (income)	162	(16)
Net income (segment profit)	$3,533	$3,574

The segment’s net income reconciles directly to the Company’s net income, with no adjustments required. Segment assets are measured as total assets, which were $4,970 as of December 31, 2025, and $3,731 as of December 31, 2024 (in thousands).

Entity-Wide Disclosures

Revenues by Product or Service

Although the Company operates in one segment, revenues from external customers are disaggregated by major product lines as follows:

Revenue Source	December 31, 2025	December 31, 2024
	(in thousands)
Branded	$7,024	$7,720
Private Label/Other	5,585	3,553
Total Revenue	$12,609	$11,274

Geographic Information

Revenues are attributed to geographic areas based on customer location. Long-lived assets are attributed based on physical location. All revenues and assets as are derived in the United States, specifically Texas, and are presented as such in the statements of operations and balance sheets.

Major Customers

Revenues from one customer represented approximately $12,179 (97% of total revenues) in 2025 and $10,679 (95% of total revenues) in 2024 (in thousands). No other customer accounted for 10% or more of total revenues.

Accounts Receivable

Accounts receivable consists solely of outstanding balances from product sales. Management evaluates the collectability of receivables based on known collection risks and the financial condition of customers. As of December 31, 2025 and 2024, no allowance for credit losses was recorded, as all balances were considered fully collectible.

Inventory

Inventory consists of raw materials, packaging materials, and finished goods. Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. The Company does not maintain inventory allowances, as product returns are rare and immaterial. No material reductions for excess or obsolete inventory were considered necessary as of December 31, 2025 and 2024.

Property and Equipment

Property and equipment, net are stated at historical cost less accumulated depreciation. Expenditures for maintenance, repairs, and routine replacements are charged to expense as incurred. Expenditures for major repairs and improvements that extend the useful lives of property and equipment are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in income (loss) from operations in the accompanying statements of operations.

Depreciation is computed on a straight-line basis over the following useful lives:

Property and Equipment Type	Years of Depreciation
Furniture and equipment	3 - 7
Leasehold improvements	5 - 15
Vehicles	3 - 7

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2025 and 2024, the Company determined there were no indicators of impairment of its property and equipment.

For the years ended December 31, 2025 and 2024, research and development costs were expensed as incurred and were immaterial to the financial statements.

Accounts Payable

Accounts payable represent obligations to vendors for goods and services received prior to the end of the reporting period and are recorded at the invoiced amount. These liabilities are typically settled within the normal course of business and do not bear interest. The Company recognizes accounts payable when the related goods or services are received, regardless of whether the invoice has been received.

Line of Credit

The Company records borrowings under its line of credit as a liability when drawn upon. Interest is recognized as incurred based on the stated interest rate and terms of the agreement. Fees associated with establishing the line of credit are deferred and amortized over the term of the agreement as interest expense. Amounts available under the line of credit are based on the terms set forth in the agreement and may be subject to certain financial covenants and borrowing base limitations.

Leases

We lease our primary operations facility; includes production, distribution and administrative functions under non-cancellable lease agreements that expire on July 31, 2030. We recognize a right-of-use asset and lease liability for each lease with a contractual term of greater than 12 months at lease inception and have elected not to recognize leases with terms of 12 months or less.

We calculate right-of-use assets and lease liabilities based on the present value of the fixed minimum lease payments, including any estimated lease incentives, at lease commencement using an estimated incremental borrowing rate corresponding to the lease term and applied on a portfolio basis. We’ve elected not to separate lease and non-lease components on real estate leases.

Lease classification is determined as operating or finance at lease commencement, and expense recognition occurs over the lease term from the date we take possession of the property. For operating leases, expense is recognized on a straight-line basis. We record lease expense in our selling, general and administrative expenses. Variable lease costs are expensed as incurred and recognized in selling, general and administrative expenses.

For additional information, see Note 8 — Leases to the financial statements.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual shop, and requires judgment and an estimate of future undiscounted shop-generated cash flows. Estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. We test for recoverability by comparing the carrying value of the asset to the undiscounted cash flows. If the carrying value is not recoverable, we would recognize an impairment loss if the carrying value of the asset exceeds the fair value. The Company’s long-lived assets primarily consist of leasehold improvements and equipment, which are used in current operations. Management did not identify any events or circumstances indicating impairment during the fiscal year ended December 31, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery and customer acceptance. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfilment activity rather than a promised service to the customer. All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, with rare exception, and except for damaged products when the damage occurred pre-fulfilment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Because of the stand-alone nature of the Company’s products, the limited variability in consideration, and the consistent satisfaction of performance obligations at a single point in time, there are no contract asset or liability balances recorded as of December 31, 2025 or 2024. The Company evaluates its revenue recognition policies quarterly to ensure continued compliance with ASC 606.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of raw materials and packaging utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Additionally, cost of goods sold includes direct production costs in excess of charges allocated to finished goods in production. Charges for labor and overhead allocated to finished goods are determined on a market cost basis, which may be lower than the actual costs incurred. Plant costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Expenses not related to the production of our products are classified as operating expenses.

Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving, inspection, warehousing, transfer freight, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

Members’ Equity

As a limited liability company (LLC), the Company does not issue capital stock. Ownership interests are represented by membership interests as defined in the Company’s operating agreement. Profits and losses are allocated to members in accordance with the terms of the operating agreement. Distributions to members are made at the discretion of the Company and in accordance with the operating agreement.

Members’ equity is presented in the accompanying financial statements as a single equity section, and no distinction is made between capital contributions and accumulated earnings unless otherwise required by the operating agreement or applicable law. There were no publicly traded equity instruments outstanding during the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. In accordance with the guidance, the Company has implemented disaggregated operating expense disclosures within the notes to the financial statements. The adoption of ASU 2023-07 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued guidance to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. Additionally, on an annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We will adopt the guidance when it becomes effective, in our 2027 annual reporting and each quarter thereafter, on a prospective basis.

In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is subject to the provisions of ASC 740, Income Taxes, however, because the Company was a pass-through entity as of December 31, 2025, the disclosures required by ASU 2023-09 related to income tax expense, effective tax rate reconciliation, and cash taxes paid are not applicable. However, the Company will adopt the guidance in our future reporting due to the statutory conversion to a C-Corp effective January 1, 2026.

For additional information see Note 15 – Subsequent Events

3.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Revenue Streams: The Company generates revenue solely from product sales, including branded and private-label fresh juice products. Sales are made to wholesale distributors, retailers, and through select third-party agents.

Performance Obligations and Timing of Revenue Recognition: Revenue is recognized as follows: Revenue is recognized at a point in time when control of the product transfers to the customer, which typically occurs upon delivery and customer acceptance, in accordance with FOB Destination terms. The Company does not retain any material rights or obligations after delivery. There are no significant warranties or return provisions.

Sales transactions are generally governed by electronic purchase orders through an integrated EDI system, with performance obligations limited to product delivery. In certain customer arrangements the Company provides promotional allowances or cost-sharing for marketing activities. These are not considered separate performance obligations and are accounted for as reductions to revenue or recorded within marketing expense, as appropriate.

Contract Balances: Accounts Receivable: Represents amounts billed and due from customers under customary payment terms. The Company currently offers payment terms of 10 days with a 2% early payment discount.

Deferred Revenue: The Company does not typically receive payment in advance of satisfying its performance obligations. There were no deferred revenue balances as of December 31, 2025 or December 31, 2024.

Significant Judgments: The Company’s contracts generally contain a single performance obligation, which is delivering the Company’s product to the customer. As such, no significant judgments were required in applying ASC 606 related to identifying performance obligations, determining transaction price, or allocating transaction price.

Revenue: The following table presents revenue by major source for the years ended December 31, 2025 and 2024:

Revenue Source	December 31, 2025	December 31, 2024
	(in thousands)
Product sales	$12,609	$11,274

Note: Revenue is presented net of discounts.

4.	ACCOUNTS RECEIVABLE AND CREDIT RISK (ASC 326)

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable on an ongoing basis. As of December 31, 2025 and 2024, management determined that all receivables were fully collectible; therefore, no allowance for doubtful accounts has been recorded.

For the years ended December 31, 2025 and 2024, the Company derived a significant portion of its revenue from a limited number of customers which is disclosed in Note 14 – Concentration of Risk. The Company does not require collateral and maintains credit policies intended to reduce overall credit risk.

Allowance for Credit Losses

Customer accounts receivable are stated at the amount management expects to collect on balances. The Company accounts for credit losses in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”). ASC 326 impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has the ability to determine if there are no expected credit losses in certain circumstances. We evaluate the credit worthiness of our portfolio on an individual loan basis and on a portfolio basis. The allowance is subjective as it requires material estimates, including such factors as historical trends, known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. Other qualitative factors considered may include items such as uncertainties in forecasting and modeling techniques, changes in portfolio composition, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Any combination of the aforementioned factors may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and could require additional provisions for loan losses, which could impact future periods.

Credit Risk

Credit risk is the risk of financial loss if a customer or counterparty fails to meet its contractual obligations. The Company manages this risk by performing credit evaluations of its customers and maintaining an ongoing review of their financial condition. Based on its review, management believes that credit risk is minimal and collection of outstanding receivables is probable.

As of December 31, 2025 and 2024, accounts receivable totaled, in thousands, $386 and $395, respectively.

5.	INVENTORY

Inventories, net consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Raw materials and packaging	$311	$369
Finished goods	37	5
Total inventory	$348	$374

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$504	$399
Furniture and equipment	2,516	2,368
Vehicles	52	52
Total cost	3,072	2,819
Accumulated depreciation and amortization	(2,096)	(1,850)
Net book value	$976	$969

Depreciation expense for the years ended December 31, 2025, and 2024 was $239 and $274, respectively.

During the years ended December 31, 2025 and 2024, we disposed of $7 and $0, respectively, with no net proceeds.

7.	LINE OF CREDIT AGREEMENT

The Company’s credit facility consisted of the following:

On July 8, 2016, the Company entered into a financing agreement with Zions Bancorporation, N.A., doing business as Amegy Bank (“Amegy”), for a revolving line of credit. The original facility provided up to $2,010 in borrowings and had an 8-year term, maturing on July 8, 2024. The agreement was renewed for a one-year term on July 9, 2024, with an increased borrowing limit of $3,000.

On July 9, 2025, the agreement was amended to extend the maturity to July 8, 2026. Interest on borrowings is variable, based on the Prime Rate as published in The Wall Street Journal, and was 7.50% per annum as of the amendment date.

As of December 31, 2025, there were no outstanding borrowings, and the full $3,000 remains available under the line of credit.

The facility is supported by personal guarantees from Horatio Lonsdale-Hands, Bryan Herr, and Bernard Nussbaumer. These guarantees were reaffirmed as part of the July 9, 2025, amendment. There were no capitalized transaction costs related to the amendment, as the amended facility had a remaining term of 12 months at the time of execution. Related fees were expensed as incurred.

Interest expense related to amounts borrowed on the line of credit were $0 and $89 for year ended December 31, 2025 and December 31, 2024, respectively.

8.	LEASES

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its corporate office and warehouse facilities under a non-cancellable operating lease agreement. The lease commenced on February 7, 2020, for a facility located at Dallas, Texas, comprising approximately 21,476 square feet. Leases with an initial term of 12 months or less are not included on the balance sheets.

On February 2, 2025, the Company entered into a First Amendment to its existing lease agreement for its corporate headquarters and production plant located in Dallas, Texas. The amendment extends the lease term for an additional 60 months beginning August 1, 2025 and adds approximately 16,380 square feet of adjacent space, bringing the total leased premises to approximately 37,856 square feet. The amendment includes annual base rent increases ranging, in thousands, from $16 to $18 per month over the extended term and provides for two additional 60-month renewal options.

In accordance with ASC 842, the Company recognizes a right-of-use (ROU) asset and corresponding lease liability for its operating lease based on the present value of future lease payments over the lease term, discounted using the Company’s incremental borrowing rate. At lease commencement, the applicable discount rate was 7.60%. Lease expense is recognized on a straight-line basis over the lease term. The lease terminates in July 2030.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	55 months	7 months
Weighted-average discount rate	7.60%	3.25%

As of December 31, 2025, and 2024 operating lease liabilities pertaining to its office and warehouse facility totaled $782 and $68, respectively.

As of December 31, 2025 and 2024, the Company recognized the following related to its operating lease:

Description	December 31, 2025	December 31, 2024
	(in thousands)
Lease expense	$254	$172
ROU asset – gross	833	550
Less: Accumulated amortization	(58)	(485)
ROU asset – net	$775	$65
Lease liability - current	135	68
Lease liability – non-current	647	-

Amortization of right-of-use assets for the years ended December 31, 2025, and 2024 as $123 and $108, respectively.

Future minimum lease payments under the non-cancellable operating lease as of December 31, 2025 and 2024, are as follows:

Year	December 31, 2025	December 31, 2024
	(in thousands)
2026	$190	$69
2027	197
2028	205
2029	213
2030	128
Total lease payments	933	69
Less: imputed interest	(151)	(1)
Present value of lease liability	$782	$68

9.	LEGAL CONTINGENCIES

The Company is not currently a party to any material legal proceedings. From time to time, the Company may be subject to various claims, lawsuits, and legal proceedings in the ordinary course of business. However, management does not believe that the outcome of any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Employee Misappropriation and Insurance Recovery

On June 28, 2024, the Company identified a misappropriation of assets by a former employee involving unauthorized expenditures and the misuse of company funds. Upon discovery, the Company initiated an internal investigation and reported the matter to law enforcement and its insurance provider.

The total amount misappropriated was determined to be $103. The Company filed a claim under its commercial crime insurance policy, and the full amount was recovered through insurance proceeds and bank charge reversals. The recovery was received during the year ended December 31, 2024.

As of the date of these financial statements, no additional losses are expected, and the matter is considered resolved. The Company has evaluated its internal control environment and implemented enhanced procedures to mitigate future risk of similar incidents.

The insurance recovery is presented in the accompanying financial statements as other income.

10.	OPERATING EXPENSES

Operating expenses include the costs incurred in the normal course of business operations, excluding cost of goods sold. These expenses primarily consist of delivery and handling and salaries and wages.

For the years ended, operating expenses were as follows:

Operating Expenses	December 31, 2025	December 31, 2024
	(in thousands)
Delivery and handling	$509	$501
Salaries and employee benefits	539	318
Depreciation expense	239	274
Repair and maintenance	105	106
Lease expense	254	172
Rent and utilities	86	135
Professional fees	139	95
Marketing	63	50
Other general and administrative	246	147
Total operating expenses	$2,180	$1,798

Operating expenses are recognized as incurred and reported within the statements of operations.

11.	INCOME TAX NOTE PASSTHROUGH

The Company is a limited liability company (LLC) and is treated as a pass-through entity for U.S. federal and applicable state income tax purposes. Accordingly, the Company does not incur federal income taxes at the entity level. Instead, each member is individually responsible for reporting their share of the Company’s income, deductions, and credits on their personal tax returns. As such, no provision for federal income taxes has been included in the accompanying financial statements.

In certain jurisdictions, the Company may be subject to state and local income taxes, minimum fees, or gross receipts taxes. These amounts, if any, are included in general and administrative expenses on the accompanying statements of operations.

For additional information see Note 15 – Subsequent Events

Uncertain Tax Positions

The Company evaluates its tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. Management has concluded that there are no uncertain tax positions requiring recognition in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress.

12.	RELATED PARTY TRANSACTIONS

The Company evaluated its transactions and relationships in accordance with ASC 850, Related Party Disclosures. For the years ended December 31, 2025 and December 31, 2024, there were no material related party transactions that require disclosure in the accompanying financial statements other than the credit facility is supported by personal guarantees from all three members of the Company’s Board of Directors which is disclosed in Note 7.

13.	EQUITY EQUIVALENT PARTICIPATION PLAN

The Company has adopted an Equity Equivalent Participation Plan (the “Plan”) that provides for the grant of Equity Equivalent Units (“EEUs”) to eligible employees, managers, and consultants. EEUs represent a right to receive a cash payment in connection with a Change in Control Transaction, as defined in the Plan. The EEUs do not provide any voting rights, ownership interest, or participation in profits or losses of the Company.

Grants under the Plan are made at the sole discretion of the Managers and are subject to specific vesting conditions, typically requiring the occurrence of a Change in Control. Upon such event, the Company is obligated to pay to the Participant a Cash-Out Payment equal to the appreciation in value of the EEUs over the initial grant value, as defined in each award agreement.

As of December 31, 2025 and 2024, no EEUs were outstanding, and no compensation expense or related liability has been recognized in connection with the Plan.

For additional information see Note 15 – Subsequent Events

14.	CONCENTRATION OF RISK

The Company is subject to certain business risks and concentrations that may affect its operations and financial condition.

Customer Concentration

For the years ended December 31, 2025 and 2024, the Company derived a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2025 and 2024, one customer represented 97% and 95%, respectively, of the Company’s total revenue for the periods.

For the years ended December 31, 2025 and 2024, one customer represented 85% and 83%, respectively, of the Company’s total accounts receivable.

Management monitors customer creditworthiness and believes the concentration does not represent a significant credit risk due to the financial strength of these customers and their payment history.

Supplier Concentration

For the year ended December 31, 2025 and 2024, the Company had vendors that each accounted for more than 10% of total product purchases. The Company relies on these vendors for sourcing key inventory and materials.

	% of Purchases
Supplier	2025	2024
Supplier A	6%	12%
Supplier B	7%	10%

The loss of any major supplier, or a significant disruption in supply from such vendors, could have a material adverse effect on the Company’s operations and financial results. Management continually evaluates supplier relationships and is developing contingency plans to mitigate the risk of supplier disruption.

15.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 26, 2026, the date the financial statements were available to be issued.

On January 1, 2026, the Company completed a statutory conversion from a Texas limited liability company into a Delaware corporation and elected to be taxed as a C corporation for U.S. federal and applicable state income tax purposes. In connection with the conversion, all outstanding membership were converted into shares of common stock of the Delaware corporation based upon conversion ratios determine pursuant to the plan of conversion. For additional information see Note 16 – Unaudited Proforma Financial Information

On January 9, 2026, the Company completed its initial public offering, issuing 2,666,667 shares of common stock for net proceeds of approximately $18,395,038. Additionally, on January 9, 2026, a selling shareholder redeemed 500,000 shares of common stock from the Company at the IPO price of $7.50/share, or $3,750,000.

On January 20, 2026, the underwriter exercised its right to issue an additional 15% of shares issued, or approximately 400,000 shares, with net proceeds to the Company of $2,789,993, after underwriting fees.

On February 04, 2026, the Board of Directors (“the Board”) met and approved the following:

●	the Board approved the 2025 Executive Incentive Award Plan
●	the Board approved the 2025 Equity Incentive Plan
●	the Board approved a secondary listing on the NYSE TX exchange

On March 25, 2026, the Board of Directors (“the Board”) met and approved the following:

●	the Board approved the increase of the Company’s D&O insurance coverage in the amount of $2 million, resulting in total D&O insurance coverage of $5 million
●	the Board approved the granting of 25,000 warrants according to the terms outlined in the consulting agreement for a particular service provider

16.	UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined balance sheet presents the Company’s financial position as of December 31, 2025, after giving effect to the conversion of the Company from a limited liability company into a Delaware corporation, as if the conversion had occurred on December 31, 2025. This proforma includes adjustments for the initial public offering of 2,666,667 shares, the shareholder redemption of 500,000 shares, and subsequent additional 399,999 shares issued by the underwriter.

The unaudited pro forma financial information has been prepared for illustrative purposes only and is not necessarily indicative of the financial position that would have occurred had the conversion been completed on the date assumed, nor is it indicative of future financial position or results of operations. The unaudited pro forma adjustments are based on information currently available and assumptions that management believe are reasonable.

Buda Juice, Inc.

Unaudited Pro Forma Balance Sheet

As of December 31, 2025

(Amounts in Thousands)

	Historical LLC	Pro Forma Adjustments	Pro Forma C-Corp

ASSETS
Current assets
Cash	$1,840	$17,435	$19,275
Accounts receivable	386		386
Inventory	348		348
Prepaid expenses and other current assets	645	(476)	169
Total current assets	3,219	16,959	20,178

Property and equipment, net of accumulated depreciation of $2,096 and $1,850, respectively	976		976
Operating lease right-of-use asset	775		775
Total assets	$4,970	$16,959	$21,929

LIABILITIES AND MEMBERS’ / STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289	$58	$347
Other current liabilities	161		161
Operating lease liability, current portion	135		135
Total current liabilities	585	58	643

Operating lease liability, net of current portion	647		647
Deferred tax liability		185	185
Total liabilities	1,232	243	1,475
Members’ equity / Stockholders’ equity
Members’ equity	2,554	(2,554)	-
Accumulated income / (deficit)	1,184	(185)	999
Common stock (par value $0.001)		13	13
Additional paid-in-capital		23,492	23,492
Additional paid-in-capital - warrants	-	(300)	(300)
Less: Treasury Stock		(3,750)	(3,750)
Total stockholders’ equity	3,738	16,716	20,454
Total liabilities and stockholders’ equity	$4,970	$16,959	$21,929

