Form 10-Q
period 2026-03-31
BUDA JUICE, INC.
filed 2026-05-14
CIK 2079720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended: March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 14, 2026, there were 12,566,666 shares of the registrant’s common stock outstanding.

2

Buda Juice, Inc.

Condensed Balance Sheets

(in thousands)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$19,828	$1,840
Accounts receivable	494	386
Inventory	445	348
Prepaid expenses and other current assets	216	645
Total current assets	20,983	3,219

Property and equipment, net of accumulated depreciation of $2,153 and $2,096, respectively	1,138	976
Operating lease right-of-use asset	739	775
Total assets	$22,860	$4,970

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$623	$289
Other current liabilities	279	161
Operating lease liability, current portion	139	135
Total current liabilities	1,041	585

Operating lease liability, net of current portion	610	647
Deferred income tax liability	182	-
Total long-term liabilities	792	647
Total liabilities	1,833	1,232
Stockholders’ and Members’ Equity
Members’ equity	-	2,554
Preferred Stock, $0.001 par value; 10,000 shares authorized; 0 shares issued; 0 shares outstanding	-	-
Common stock, $0.001 par value — 90,000 shares authorized; 13,067 shares issued; 12,567 shares outstanding	13	-
Additional paid-in capital	23,192	-
Less: Treasury stock	(3,750)	-
Retained earnings	1,572	1,184
Total stockholders’ and members’ equity	21,027	3,738
Total liabilities and stockholders’ and members’ equity	$22,860	$4,970

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31
	2026	2025

Net sales	$3,508	$2,980
Cost of goods sold	2,122	1,642
Gross profit	1,386	1,338

Operating expenses:
Delivery and handling expense	130	128
Selling, general and administrative expense	663	407
Total operating expenses	793	535

Income from operations	593	803

Other income	17	-
Interest income, net	137	13
Net income before income tax	747	816
Income tax expense	359	9
Net income	$388	$807

Net income per share - Basic	$0.03	-
Weighted average shares outstanding - Basic	12,287	-
Net income per share - Diluted	$0.03	-
Weighted average shares outstanding - Diluted	12,351	-

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statement of Stockholders’ and Members’ Equity

(Unaudited, in thousands)

	Members’ Equity	Accumulated Income / (Deficit)	Total Members’ Equity
BALANCE – January 1, 2025	5,505	(2,349)	3,156

Net income	-	807	807
Distributions	(1,438)	-	(1,438)
BALANCE – March 31, 2025	$4,067	$(1,542)	$2,525

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
BALANCE – January 1, 2026	10,000,000	$10	$2,544	-	1,184	$3,738
Issuance of common stock in initial public offering	2,666,667	3	20,813	-	-	20,816
Redemption of common stock in connection with initial public offering	-	-	-	(3,750)	-	(3,750)
Issuance of common stock in underwriters’ over-allotment option	399,999	-	3,000	-	-	3,000
Offering costs related to initial public offering and over-allotment, including warrant fair value	-	-	(3,165)	-	-	(3,165)
Net income	-	-			388	388
BALANCE – March 31, 2026	13,066,666	$13	$23,192	$(3,750)	$1,572	$21,027

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income	$388	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	87
Amortization of right to use asset	36	25
Deferred income taxes	182	-

Changes in assets and liabilities:
Accounts receivable	(108)	(143)
Inventory	(97)	55
Prepaid expenses and other current assets	429	(5)
Accounts payable and other current liabilities	452	107
Payments on operating lease obligations	(34)	(29)
Net cash provided by operating activities	1,305	904

Cash flows from investing activities
Capital spending of property and equipment	(218)	(139)
Net cash used for investing activities	(218)	(139)

Cash flows from financing activities
Proceeds from initial public offering	23,000	-
Payments of underwriting discounts and offering costs	(2,349)	-
Redemption of common stock	(3,750)	-
Cash distributed to owners	-	(1,438)
Net cash provided by (used in) financing activities	16,901	(1,438)

Net change in cash and cash equivalents	17,988	(673)
Cash and cash equivalents at beginning of period	1,840	1,889
Cash and cash equivalents at end of period	$19,828	$1,215
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the unaudited condensed financial statements

BUDA JUICE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Buda Juice, Inc. (the Company) was originally formed as a limited liability company, Buda Juice LLC (the “Predecessor”), in Dallas, Texas, under the laws of the State of Texas in October 2013. On January 1, 2026, the Company completed a statutory conversion (the “Conversion”) from a Texas limited liability company into a Delaware corporation, Buda Juice, Inc. (the “Successor”), and elected to be taxed as a C corporation for U.S. federal income tax purposes.

After the Conversion, Buda Juice, Inc. exists as a Delaware corporation, continuing as the same entity for all legal purposes, with all of the rights, privileges, and obligations of the Buda Juice, LLC preserved without the need to wind up its affairs.

The Company’s unaudited condensed financial statements reflect a Predecessor/Successor presentation due to the statutory conversion of the Company from a limited liability company to a corporation on January 1, 2026.

●	Financial statements for periods prior to January 1, 2026, reflect the historical results of operations, financial position, and cash flows of the Predecessor company when it operated as a limited liability company. As a limited liability company, it was treated as a partnership for U.S. federal and certain state income tax purposes. Accordingly, the Company was not subject to U.S. federal income taxes during the periods presented prior to January 1, 2026, and no provision for income taxes has been recorded in those periods. Income or loss was includable in the tax returns of the Company’s members based upon their respective ownership interests.
●	Financial statement for periods on and after January 1, 2026 reflect the results and operations, financial position , and cash flows of the Successor company as a corporation.

On January 9, 2026, the Company completed its initial public offering (“IPO”) and its common stock began trading on the NYSE American under the ticker “BUDA”.

The Company operates in a highly competitive beverage industry, focused on fresh, cold-crafted juice production for business-to-business (B2B) distribution. The Company mostly utilizes third-party delivery systems and serves primarily large, national chain grocery stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, which includes additional information on our significant accounting policies outlined in Note 2 – Summary of Significant Accounting Policies, as well as the methods and assumptions used in our estimates for the years ended December 31, 2025 and 2024. The balance sheet as of December 31, 2025, was derived from the Company’s audited 2025 financial statements.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

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

IPO and related transactions

On January 9, 2026, the Company completed its IPO of 2,666,667 shares of common stock at a public offering price of $7.50 per share. In connection with the IPO, the Company received gross proceeds of $20,000,003.

Concurrently with the closing of the IPO, the Company used a portion of the IPO proceeds to redeem 500,000 shares of its outstanding common stock for cash at a redemption price of $7.50 per share, for an aggregate payment of $3,750,000 (the “Redemption”). The redeemed shares were moved to treasury stock upon redemption therefore remain issued but are no longer outstanding.

On January 20, 2026, the underwriter exercised its right to issue an additional 15% of shares issued, or 399,999 shares, with gross proceeds to the Company of $2,999,993.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted average number of shares outstanding and any dilutive common share equivalents in the denominator.

Prior to the Company’s initial public offering and conversion to a C-Corporation, the Company operated as a limited liability company. As a result, the Company did not have any shares of common stock outstanding during the three months ended March 31, 2025. Accordingly, basic and diluted EPS have not been presented for the prior-year period.

The Company has outstanding warrants to purchase 306,667 shares of common stock, which are excluded from basic EPS and included in diluted EPS using the treasury stock method, if dilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Numerator:
Net Income	$388	807
Effective of dilutive securities	-	-
Dilutive net income	388	807

Denominator:
Weighted average common shares outstanding – basic	12,287	-
Dilutive securities (i):	-	-
Warrants	64	-
Restricted stock units	-	-
Weighted average common shares outstanding and assumed conversion - diluted	12,351	-

Basic net income per common share	$0.03	-

Diluted net income per common share	$0.03	-

(i)	Anti-dilutive securities excluded

Stock-based Compensation

On February 4, 2026, the Board approved the 2025 Executive Incentive Award Plan (the “2025 Equity Plan”). Effective April 1, 2026, the Company granted restricted stock units (“RSU’s”) to certain directors, officers, employee’s, and strategic consultants that will begin to vest on January 1, 2027 according to the award vesting schedule, generally in equal installments over a maximum of three years.

As of March 31, 2026, the Company did not have any RSU’s outstanding.

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

Factors Used to Identify Reportable Segments

The Company has one reportable segment, as business activities are managed on a consolidated basis. Revenues are derived exclusively in the United States, specifically in Texas.

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

Segment Information

The following table presents information about reported segment revenue, significant segment expenses, and profit or loss for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
	(in thousands)
Revenue	$3,508	$2,980
Significant Expenses:
Cost of goods sold	2,122	1,642
Delivery and handling	130	128
Salaries and employee benefits	179	84
Depreciation expense	57	87
Insurance expense	67	16
Facilities related expense	61	62
Lease expense	95	41
Professional fees	160	40
Marketing and promotional	22	30
Interest (income)	(137)	(13)
Income tax expense	359	9
Other expense / (income)	5	47
Net income (segment profit)	$388	$807

The segment’s net income reconciles directly to the Company’s net income, with no adjustments required. Segment assets are measured as total assets, which were $22,860 as of March 31, 2026, and $4,970 as of December 31, 2025 (in thousands).

Entity-Wide Disclosures

Revenues by Product or Service

Although the Company operates in one segment, revenues from external customers are disaggregated by major product lines as follows:

Revenue Source	March 31, 2026	March 31, 2025
	(in thousands)
Branded	$1,776	$1,779
Private Label/Other	1,732	1,201
Total Revenue	$3,508	$2,980

Geographic Information

Revenues are attributed to geographic areas based on customer location. Long-lived assets are attributed based on physical location. All revenues and assets as are derived in the United States, specifically Texas, and are presented as such in the statements of operations and balance sheets.

Major Customers

For the three months ended March 31, 2026 and 2025, revenues from one customer represented approximately $3,354 (96% of total revenues) and $2,869 (96% of total revenues), respectively. No other customer accounted for 10% or more of total revenues.

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

3.	ACCOUNTS RECEIVABLE AND CREDIT RISK (ASC 326)

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable on an ongoing basis. As of March 31, 2026, management determined that all receivables were fully collectible; therefore, no allowance for doubtful accounts has been recorded.

For the three months ended March 31, 2026 and 2025, the Company derived a significant portion of its revenue from a limited number of customers which is disclosed in Note 2 – Segment Information. The Company does not require collateral and maintains credit policies intended to reduce overall credit risk.

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

As of March 31, 2026, accounts receivable totaled $494 (in thousands).

4.	INVENTORY

Inventories, net consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials and packaging	$445	$311
Finished goods	-	37
Total inventory	$445	$348

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	762	679
Leasehold improvements	$488	$482
Furniture and fixtures	1,842	1,837
Vehicles	52	52
Construction in process	147	22
Total cost	3,291	3,072
Accumulated depreciation and amortization	(2,153)	(2,096)
Net book value	$1,138	$976

Depreciation expense for the three months ended March 31, 2026, and 2025 was $57 and $87, respectively.

During the three months ended March 31, 2026 and twelve months ended December 31, 2025, we disposed of $26 and $7, respectively, with no net proceeds.

6.	LINE OF CREDIT AGREEMENT

The Company’s credit facility consists of a financing agreement (“the Agreement) with Zions Bancorporation, N.A., doing business as Amegy Bank (“Amegy”), for a revolving line of credit.

On July 9, 2025, the Agreement was amended to extend the maturity to July 8, 2026. Interest on borrowings is variable, based on the Prime Rate as published in The Wall Street Journal, and was 7.50% per annum as of the amendment date.

As of March 31, 2026, there were no outstanding borrowings, and the full $3,000 remains available under the line of credit.

The facility is supported by personal guarantees from Horatio Lonsdale-Hands, Bryan Herr, and Bernard Nussbaumer. These guarantees were reaffirmed as part of the July 9, 2025, amendment. There were no capitalized transaction costs related to the amendment, as the amended facility had a remaining term of 12 months at the time of execution. Related fees were expensed as incurred.

7.	LEASES

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

In accordance with ASC 842, the Company recognizes a right-of-use (ROU) asset and corresponding lease liability for its operating lease based on the present value of future lease payments over the lease term, discounted using the Company’s incremental borrowing rate. On the effective date of the lease, the Company recognized an ROU asset and a corresponding lease liability of approximately $833. At lease commencement, the applicable discount rate was 7.60%. Lease expense is recognized on a straight-line basis over the lease term. The lease terminates in July 2030.

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	52 months	55 months
Weighted-average discount rate	7.60%	7.60%

As of March 31, 2026, and December 31, 2025 operating lease liabilities pertaining to its office and warehouse facility totaled $782 and $68, respectively.

As of March 31, 2026 and December 31, 2025, the Company recognized the following related to its operating lease:

Description	March 31, 2026	December 31, 2025
	(in thousands)
Lease expense	$95	$254
ROU asset – gross	833	833
Less: Accumulated amortization	(94)	(58)
ROU asset – net	$739	$775
Lease liability - current	139	135
Lease liability – non-current	610	647

Amortization of right-of-use assets for the three months ended March 31, 2026, and 2025 as $36 and $25, respectively.

Future minimum lease payments under the non-cancellable operating lease as of March 31, 2026 and December 31, 2025, are as follows:

Year	March 31, 2026	December 31, 2025
	(in thousands)
2026	$143	$190
2027	197	197
2028	205	205
2029	213	213
2030	128	128
Total lease payments	886	933
Less: imputed interest	(137)	(151)
Present value of lease liability	$749	$782

8.	MEMBERS AND STOCKHOLDERS EQUITY

Statutory Conversion of Members’ Equity

Immediately prior to the Conversion, the members’ equity of the limited liability company consisted of members’ capital accounts. In connection with the statutory conversion on January 1, 2026:

●	All outstanding membership interests were converted, on an approximately 3.333 to 1 basis, into shares of shares of the Company’s common stock in accordance with the conversion agreement;
●	Members’ equity of the Predecessor entity was reclassified into common stock and additional paid-in-capital of the Successor corporation;
●	No consideration was exchanged and no change in the economic interests of the owners occurred as a result of the Conversion

As the Conversion was treated as a capital reorganization, total equity immediately before and after the Conversion was unchanged.

Comparative Equity Presentation

The condensed balance sheets as of March 31, 2026 and December 31, 2025 present equity based on the Company’s legal form as of each date. Accordingly:

●	The balance sheet as of December 31, 2025 reflects members’ equity of the limited liability company; and
●	The balance sheet as of March 31, 2026 reflects stockholders’ equity of the corporation, including common stock, additional paid-in-capital, treasury stock, and retained earnings.

Warrants

Representatives warrants

In connection with the Company’s January 9, 2026, initial public offering, the Company issued representative warrants to the underwriter to purchase up to 10% of the IPO common shares issued at an exercise price of $9.375 per share. Therefore, on January 9, 2026, 266,667 shares were issued in connection with the IPO and an additional 40,000 shares on January 20, 2026, when the over-allotment option was exercised. The warrants become exercisable beginning July 7, 2026 and expire on January 7, 2031.

The warrants are classified as equity and were measured at fair value on the issuance date using the Black-Scholes option pricing model. The warrants were valued at $2.66 per warrant, with the aggregate fair value of $816 thousand recorded as an offering cost and reflected as a reduction to additional paid in capital. The warrants are not subject to subsequent remeasurement.

The warrants may be exercised on a cash or cashless basis and were considered potentially dilutive for purposes of diluted earnings per share in accordance with ASC 260.

Consultant warrants

In November 2025, the Company entered into a consulting agreement with a strategic provider which provided for the issuance of up to 25,000 warrants to purchase shares of the Company’s common stock, subject to approval the Company’s Board of Directors. On March 25, 2026, the Board approved the issuance of these warrants.

The warrants have a contractual term of three years from the date of issuance, include a cashless exercise feature, and are subject to a one-year lock-up period. The warrants have an exercise price equal to 125% of the Company’s initial public offering priced for the initial tranche and 125% of the volume-weighted average price of the Company’s common stock for a specific look-back period for any renewal tranche. The warrants vest over time and include accelerated vesting upon a change in control, as defined in the agreement.

The warrants are classified as equity and will be measured at fair value on their issuance date, with such fair value recognized as share-based compensation expense over the requisite service period.

9.	INCOME TAXES

Buda Juice, Inc. is a corporation for U.S. federal income tax purposes, incorporated in the State of Delaware. Prior to its conversion to a C-corporation on January 1, 2026, the Company operated as a limited liability company treated as a partnership for U.S. federal and state income tax purposes. Accordingly, its income tax liabilities and/or benefits were passed through to its unitholders, except for Texas, where the Company was subject to the Texas margin (franchise) tax.

The Company recognized income tax expense of $359 and $9 for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were 46.76% and 1.07%, respectively. The Company’s federal and state statutory tax rate, net of the federal benefit, was approximately 21%. The variance between the Company’s effective tax rate and the statutory tax rate was primarily attributable to the discrete recognition of deferred tax expense upon the Company’s conversion to a C-corporation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2025, the Company did not have any deferred tax balances due to its treatment as a pass-through entity. Effective January 1, 2026, the Company recorded a deferred tax liability of approximately $182, primarily related to book and tax differences in fixed assets upon conversion to a C-corporation. For the three months ended March 31, 2026, the Company was in a cumulative income position and projects net income for the full year 2026. In addition, there are no deferred tax assets subject to expiration. Therefore, the Company did not record a valuation allowance against its net deferred tax assets as of March 31, 2026. The Company will continue to assess the realizability of its deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes provisions such as immediate expensing of domestic research and experimental expenditures and 100% bonus depreciation for certain qualified property. The Company evaluated the impact of the OBBBA provisions on its income tax provision and overall tax position and determined that the impact primarily relates to timing differences and is not material to the Company’s financial statements.

10.	RELATED PARTY TRANSACTIONS

The Company evaluated its transactions and relationships in accordance with ASC 850, Related Party Disclosures. For the three months ended March 31, 2026, there were no material related party transactions that require disclosure in the accompanying financial statements other than the credit facility is supported by personal guarantees from all three members of the Company’s Board of Directors which is disclosed in Note 6.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 14, 2026, the date the condensed financial statements were available to be issued, and has no reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes to those statements included under Item 1 of this Quarterly Report on Form 10-Q. For purposes of this section, “Buda Juice”, the “Company”, “we”, or “our” refer to Buda Juice, Inc. and its subsidiaries, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section to understand the important factors that could cause actual results to differ materially from our forward-looking statements.

Results of Operations for the Three Months Ended March 31, 2026, and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$3,508	$2,980	$528	17.7%
Cost of goods sold	2,122	1,642	480	29.3%
Gross profit	$1,386	$1,338	$47	3.5%
Operating expenses:
Delivery and handling	130	128	2	1.3%
Selling, general and administrative	663	407	256	62.9%
Total operating expenses	$793	$535	$258	48.2%
Income from operations	$593	$803	$(210)	-26.2%
Other income (expense):
Other income	17	-	17	-%
Interest income / (expense)	137	13	124	956.6%
Income tax (expense)	(359)	(9)	(350)	97.5%
Net income	$388	$807	$(419)	-52.0%

For the three months ended March 31, 2026 and 2025, the Company reported net income of approximately $388 thousand and $807 thousand, respectively. The change in net income between the three months ended March 31, 2026 and 2025 reflects strong revenue growth offset by increased costs of produce, primarily citrus, as well as an increase in general and administrative costs associated with the Company’s initial public offering in January 2026. Additionally, the Company recognized an increase of $124 thousand in interest income as a result of an increase in cash balances after the IPO, though offset with an increase in income tax expense of $350 thousand after conversion from a LLC to a C-Corporation.

Net Sales: Net sales increased $528 thousand, or 17.7%, to $3,508 thousand for the three months ended March 31, 2026, from $2,980 thousand for the three months ended March 31, 2025. The increase was mainly driven by an increase in sales by our primary customer.

Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold	$2,122	$1,642	$480	29.3%
Gross profit	1,386	1,338	47	3.5%
Gross margin (percentage of net sales)	39.5%	44.9%

Gross Profit: Gross profit margin was 39.5% and 44.9% for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross profit margin was primarily driven by an increase in produce costs, specifically limes. In February 2026, lime costs spiked significantly following disruptions in western Mexico that interrupted normal supply routes. This resulted in the cost of limes to temporarily, but dramatically, increase throughout the remainder of the quarter. Conversely, our labor costs, as a percentage of revenue, improved by more than 1.5 percentage points year over year, helping to offset some of the increase in produce costs.

Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Delivery and handling expense	$130	$128	$2	1.3%
Selling, general and administrative	663	407	256	62.9%
Total operating expenses	$793	$535	$258	48.2%

Delivery and Handling Expense: Delivery and handling expense was essentially flat, with a small increase of 1.3%, to $130 for the three months ended March 31, 2026.

Selling, General and Administrative Expenses: Selling, general, and administrative expense increased by $256 thousand, or 62.9%, to $663 thousand for the three months ended March 31, 2026, from $407 thousand for the three months ended March 31, 2025. The increase in selling, general and administrative expense was primarily driven by an increase in administrative personnel expenses, insurance, accounting and other professional fees as a result of the Company’s initial public offering in January 2026.

Other Income / (Expense), Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Other income	$17	$-	$17	-%
Interest income	137	13	124	956.6%
Total other income	$154	$13	$141	1088.5%

Other income: Other income was $17 thousand for the three months ended March 31, 2026, an immaterial increase of $17 from the three months ended March 31, 2025.

Interest income: Interest income was $137 thousand for the three months ended March 31, 2026, an increase of $124 thousand from the three months ended March 31, 2025. The increase is a result of the Company’s IPO, and underwriter over-allotment option exercise in January 2026 with net proceeds of $20,652. This was partially offset by the shareholder redemption as part of the IPO transaction in the amount of $3,750 thousand to bring the total net proceeds from all IPO related transactions to $16,902 thousand, thereby increasing the Company’s investable cash and therefore an increase in interest income.

Income Taxes: The Company is a Subchapter C corporation for U.S. federal and state income tax purposes. Amounts recognized as income taxes are presented within “income tax expense” in the accompanying statements of operations. The Company recognized income tax expense of $359 thousand and $9 thousand for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 was 46.76%, compared to 1.07% for the same period in 2025. The increase in the effective tax rate was primarily attributable to the discrete recognition of deferred tax expense upon the Company’s conversion to a C-corporation on January 1, 2026. The Company did not record a valuation allowance as of March 31, 2026 due to its cumulative income position.

Liquidity and Capital Resources

In the past few years, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities. We had $19,828 thousand and $1,840 thousand of cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Working Capital: The following table summarizes total current assets, liabilities and working capital at March 31, 2026 compared to December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Change
Current Assets	$20,983	$3,219	$17,764
Current Liabilities	1,041	585	456
Working Capital	$19,942	$2,634	$17,308

As of March 31, 2026, we had working capital of approximately $19,942 thousand as compared to working capital of $2,634 thousand as of December 31, 2025, an increase of $17,308 thousand. The increase is a result of the Company’s IPO, and underwriter over-allotment option exercise in January 2026 with net proceeds of $20,652 thousand. This was partially offset by the shareholder redemption as part of the IPO transaction in the amount of $3,750 thousand to bring the total net proceeds from all IPO related transactions to $16,902 thousand.

Short-Term Cash Requirements

Our short-term cash requirements primarily include working capital needs to support inventory build, payroll, marketing, and other operating expenses, as well as approximately $139 thousand of lease obligations due within the next 12 months. We expect to fund these requirements with cash on hand, cash generated from operations, and borrowings under our credit facility, if needed.

Long-Term Cash Requirements

Our long-term cash requirements include approximately $610 thousand in lease obligations due beyond 12 months, along with anticipated capital expenditures to support our planned regional production facilities. These facilities will represent material investments and are expected to be funded through a combination of operating cash flows and proceeds from the initial public offering in January 2026. We may also pursue additional equity or debt financing in order to acquire or invest in complementary business, products, and/or new IT infrastructure. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all.

Lease Commitments

As of March 31, 2026, we were party to non-cancellable operating lease agreements related to our production facility and office space. Future minimum lease payments under this agreement total approximately $886 thousand, with $191 thousand due within the next 12 months and $695 thousand due thereafter through July 2030. These commitments represent a significant use of cash and we expect to fund them through a combination of existing cash balances and cash flows from operations.

Cash Flows

The following tables summarize our sources and uses of cash (amounts in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cash flows provided by (used in)
Operating activities	$1,305	$904	$401	44.3%
Investing activities	(218)	(139)	(79)	-56.9%
Financing activities	16,901	(1,438)	18,339	1275.3%
Net increase / (decrease) in cash and cash equivalents	$17,988	$(673)	$18,661	2771.7%

Net cash provided by operating activities for the three months ended March 31, 2026, was approximately $1,305 compared to cash provided of $904 thousand for the same period in 2025. Net income for the three months ended March 31, 2026 and 2025 was approximately $388 thousand and $807 thousand, respectively. During the three months ended March 31, 2026, operating activities were impacted by approximately $269 thousand of additional general and administrative expenses, mainly due to the public company related expenses not incurred in prior years, including salaries and wages. In addition, the Company recognized $359 thousand of federal income tax expense provision as a result of the conversion from a LLC to a C-Corporation in preparation of the IPO. However, these additional operating outflows were partially offset by the increase of $124 thousand in interest income as a result of the increase in investable cash balances which resulted from the Company’s net IPO proceeds of $16,902 thousand.

Net cash used in investing activities for the three months ended March 31, 2026, was $218 thousand as compared to $139 thousand for the three months ended March 31, 2025. This increase of $79 thousand was a direct result of continued capital spending in the Dallas manufacturing facility in order to facilitate increase sales and continual improvement on overall operations.

Net cash received in financing activities during the three months ended March 31, 2026, was $16,901 thousand as compared to a net cash used amount of $1,438 thousand for the three months ended March 31, 2025. The Company’s IPO related transactions in January 2026 resulted in net cash proceeds of $16,902 thousand. However, during the three months ended March 31, 2025, the Company paid member distributions related to member tax pass-through liabilities in the amount of $1,438 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s condensed financial position, earnings, cash flows or disclosures.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting estimates previously described in our Form 10-K for the fiscal year ended December 31, 2025.

Item 3. Qualitative And Quantitative Disclosures About Market Risk

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has begun implementing the processes and controls necessary to design and evaluate disclosure controls and procedures appropriate for a public company.

Changes in Disclosure Control Procedures

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II - Other Information.

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in our Form 10-K for the fiscal year ended December 31, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5: Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Date: May 14, 2026	BUDA JUICE, INC.

	By:	/s/ Horatio Lonsdale-Hands
Horatio Lonsdale-Hands
Chief Executive Officer and Director

Date: May 14, 2026	BUDA JUICE, INC.

	By:	/s/ Clint Bowers
Clint Bowers
Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Horatio Lonsdale- Hands	Chief Executive Officer and Director	May 14, 2026
Horatio Lonsdale-Hands	(Principal Executive Officer)

/s/ Clint Bowers	Chief Financial Officer	May 14, 2026
Clint Bowers	(Principal Financial and Accounting Officer)

