Form 10-Q
period 2026-06-30
BUDA JUICE, INC.
filed 2026-08-14
CIK 2079720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

(214) 308-5003

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.001	BUDA	NYSE American
Common Stock, par value $0.001	BUDA	NYSE Texas, Inc.

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

As of August 14, 2026, there were 12,566,666 shares of the registrant’s common stock outstanding.

2

Buda Juice, Inc.

Condensed Balance Sheets

(in thousands)

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,819	$1,840
Accounts receivable	1,359	386
Accounts receivable - related party	499	-
Inventory	613	348
Prepaid expenses and other current assets	271	645
Total current assets	21,561	3,219

Property and equipment, net of accumulated depreciation of $2,216 and $2,096, respectively	1,544	976
Operating lease right-of-use asset	703	775
Total assets	$23,808	$4,970

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$737	$289
Accounts payable - related party	455	-
Other current liabilities	82	161
Operating lease liability, current portion	144	135
Total current liabilities	1,418	585

Operating lease liability, net of current portion	573	647
Deferred income tax liability	182	-
Total long-term liabilities	755	647
Total liabilities	2,173	1,232
Stockholders’ and Members’ Equity
Members’ equity	-	2,554
Preferred stock, $0.001 par value; 10,000 shares authorized; 0 shares issued; 0 shares outstanding	-	-
Common stock, $0.001 par value — 90,000 shares authorized; 13,067 shares issued; 12,567 shares outstanding	13	-
Additional paid-in capital	23,330	-
Less: Treasury stock	(3,750)	-
Retained earnings	2,042	1,184
Total stockholders’ and members’ equity	21,635	3,738
Total liabilities and stockholders’ and members’ equity	$23,808	$4,970

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Net sales	$4,508	$3,567	$8,016	$6,547
Cost of goods sold	2,857	1,900	4,979	3,542
Gross profit	1,651	1,667	3,037	3,005

Operating expenses:
Delivery and handling expense	152	145	282	273
Selling, general and administrative expense	1,055	378	1,718	785
Total operating expenses	1,207	523	2,000	1,058

Income from operations	444	1,144	1,037	1,947

Other income	6	22	23	22
Interest income, net	149	13	286	26
Net income before income tax	599	1,179	1,346	1,995
Income tax expense	129	9	488	18
Net income	$470	$1,170	$858	$1,977

Net income per share - Basic	$0.04	-	$0.07	-
Weighted average shares outstanding - Basic	12,567	-	12,428	-
Net income per share - Diluted	$0.04	-	$0.07	-
Weighted average shares outstanding - Diluted	12,873	-	12,719	-

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Stockholders’ and Members’ Equity

(Unaudited, in thousands)

	Members’ Equity	Accumulated Income / (Deficit)	Total Members’ Equity
BALANCE – January 1, 2025	5,505	(2,349)	3,156

Net Income		807	807
Distributions	(1,438)		(1,438)
BALANCE – March 31, 2025	$4,067	$(1,542)	$2,525

Net income	-	1,170	1,170
Distributions	(310)	-	(310)
BALANCE – June 30, 2025	$3,757	$(372)	$3,385

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
BALANCE – January 1, 2026	10,000,000	$10	$2,544	-	1,184	$3,738
Issuance of common stock in initial public offering	2,666,667	3	20,813	-	-	20,816
Redemption of common stock in connection with initial public offering	-	-	-	(3,750)	-	(3,750)
Issuance of common stock in underwriters’ over-allotment option	399,999	-	3,000	-	-	3,000
Offering costs related to initial public offering and over-allotment, including warrant fair value (1)	-	-	(3,165)	-	-	(3,165)
Net income	-	-			388	388
BALANCE – March 31, 2026	13,066,666	$13	$23,192	$(3,750)	$1,572	$21,027

Offering costs related to initial public offering (1)	-	-	(75)	-	-	(75)
Stock-based compensation (RSUs)			213			213
Net Income	-	-	-	-	470	470
BALANCE – June 30, 2026	13,066,666	$13	$23,330	$(3,750)	$2,042	$21,635

(1)	Out-of-period adjustment to offering costs

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income	$858	$1,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	156
Amortization of right to use asset	72	50
Stock-based compensation	213	-
Deferred income taxes	182	-

Changes in assets and liabilities:
Accounts receivable	(1,472)	(105)
Inventory	(165)	(109)
Prepaid expenses and other current assets	374	(146)
Accounts payable and other current liabilities	823	68
Payments on operating lease obligations	(65)	(58)
Net cash provided by operating activities	940	1,833

Cash flows from investing activities
Capital spending of property and equipment	(688)	(270)
Acquisition of related party asset group	(100)	-
Net cash used for investing activities	(788)	(270)

Cash flows from financing activities
Proceeds from initial public offering	23,000	-
Payments of underwriting discounts and offering costs	(2,423)	-
Redemption of common stock	(3,750)	-
Cash distributed to owners	-	(1,748)
Net cash provided by (used in) financing activities	16,827	(1,748)

Net change in cash and cash equivalents	16,979	(185)
Cash and cash equivalents at beginning of period	1,840	1,887
Cash and cash equivalents at end of period	$18,819	$1,702
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$358	$-

See accompanying notes to the unaudited condensed financial statements

BUDA JUICE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

After the Conversion, Buda Juice, Inc. exists as a Delaware corporation, continuing as the same entity for all legal purposes, with all of rights, privileges, and obligations of the Buda Juice, LLC preserved without the need to wind up its affairs.

The Company’s unaudited condensed financial statements reflect a Predecessor/Successor presentation due to the statutory conversion of the Company from a limited liability company to a corporation on January 1, 2026.

●	Financial statements for periods prior to January 1, 2026, reflect the historical results of operations, financial position, and cash flows of the Predecessor company when it operated as a limited liability company. As a limited liability company, it was treated as a partnership for U.S. federal and certain state income tax purposes. Accordingly, the Company was not subject to U.S. federal income taxes during the periods presented prior to January 1, 2026, and no provision for income taxes has been recorded in those periods. Income or loss was includable in the tax returns of the Company’s members based upon their respective ownership interests.
●	Financial statements for periods on and after January 1, 2026 reflect the results and operations, financial position, and cash flows of the Successor company as a corporation.

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

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments with original maturities of three months or less at the time of purchase. Our cash accounts are maintained at various high-credit-quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts. As of June 30, 2026, cash balances exceeded the Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $18,583. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk with respect to its cash balances.

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

Prior to the Company’s initial public offering and conversion to a C-Corporation, the Company operated as a limited liability company. As a result, the Company did not have any shares of common stock outstanding during the six months ended June 30, 2025. Accordingly, basic and diluted EPS have not been presented for the prior-year period.

The Company has outstanding warrants to purchase 306,667 shares of common stock, which are excluded from basic EPS and included in diluted EPS using the treasury stock method, if dilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Numerator:
Net Income	$858	1,977
Effective of dilutive securities	-	-
Dilutive net income	858	1,977

Denominator:
Weighted average common shares outstanding – basic	12,428	-
Dilutive securities (i):	-	-
Warrants	291	-
Restricted stock units	-	-
Weighted average common shares outstanding and assumed conversion - diluted	12,719	-

Basic net income per common share	$0.07	-

Diluted net income per common share	$0.07	-

(i)	Anti-dilutive securities excluded

Stock-based Compensation

On February 4, 2026, the Board approved the 2025 Executive Incentive Award Plan (the “2025 Equity Plan”). Effective April 1, 2026, the Company granted restricted stock units (“RSU’s”) to certain directors, officers, employee’s, and strategic consultants that will begin to vest on January 7, 2027 according to the award vesting schedule, generally in equal installments over a maximum of three years.

The grant-date fair value of the RSUs was determined based on the closing market price of the Company’s common stock on April 1, 2026 of $10.50 per share. Total grant-date fair value associated with the award was approximately $15,854 (in thousands).

The Company recognizes stock-based compensation expense for RSU awards on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to this award of $213. As of June 30, 2026, unrecognized compensation cost related to unvested RSUs was $15,642, which is expected to be recognized over a weighted-average period of approximately 2.5 years (in thousands).

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

Factors Used to Identify Reportable Segments

The Company has one reportable segment, as business activities are managed on a consolidated basis. Revenues are derived exclusively in the United States.

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

Segment Information

The following table presents information about reported segment revenue, significant segment expenses, and profit or loss for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Revenue	$4,508	$3,567	$8,016	$6,547
Significant Expenses:
Cost of goods sold	2,857	1,900	4,979	3,542
Delivery and handling	152	145	282	273
Salaries and employee benefits	195	135	374	223
Stock-based compensation	213	-	213	-
Depreciation expense	62	70	120	156
Insurance expense	62	9	129	25
Facilities related expense	24	42	85	104
Lease expense	96	41	191	82
Professional fees	176	44	336	80
Marketing and promotional	160	24	182	54
Interest (income)	(149)	(11)	(286)	(26)
Income tax expense	129	9	488	18
Other expense / (income)	61	(9)	65	39
Net income (segment profit)	$470	$1,170	$858	$1,977

The segment’s net income reconciles directly to the Company’s net income, with no adjustments required. Segment assets are measured as total assets, which were $23,808 as of June 30, 2026, and $4,970 as of December 31, 2025 (in thousands).

Revenues by Product or Service

Although the Company operates in one segment, revenues from external customers are disaggregated by major product lines as follows:

	Three Months Ended June 30		Six Months Ended June 30
Revenue Source	2026	2025	2026	2025
(in thousands)
Branded	$2,118	$1,867	$3,868	$3,623
Private Label/Other	2,390	1,700	4,148	2,924
Total Revenue	$4,508	$3,567	$8,016	$6,547

Geographic Information

Revenues are attributed to geographic areas based on customer location. Long-lived assets are attributed based on physical location. All revenues and assets as are derived in the United States and are presented as such in the statements of operations and balance sheets.

Major Customers

For the six months ended June 30, 2026 and 2025, revenues from one customer represented approximately $7,145 (90% of total revenues) and $6,341 (97% of total revenues), respectively. No other customer accounted for 10% or more of total revenues.

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

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable on an ongoing basis. As of June 30, 2026, management determined that all receivables were fully collectible; therefore, no allowance for doubtful accounts has been recorded.

For the six months ended June 30, 2026 and 2025, the Company derived a significant portion of its revenue from a limited number of customers which is disclosed in Note 2 – Segment Information. The Company does not require collateral and maintains credit policies intended to reduce overall credit risk.

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

As of June 30, 2026, accounts receivable totaled $1,359 (in thousands).

4.	INVENTORY

Inventories, net consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials and packaging	$613	$311
Finished goods	-	37
Total inventory	$613	$348

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$927	$679
Leasehold improvements	488	482
Furniture and fixtures	1,847	1,837
Vehicles	52	52
Construction in process	446	22
Total cost	3,760	3,072
Accumulated depreciation and amortization	(2,216)	(2,096)
Net book value	$1,544	$976

Depreciation expense for the six months ended June 30, 2026, and 2025 was $120 and $156, respectively.

During the six months ended June 30, 2026 and for the year ended December 31, 2025, we disposed of $26 and $7, respectively, with no net proceeds.

6.	LINE OF CREDIT AGREEMENT

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

On May 19, 2026, the Agreement was amended to extend the maturity to July 8, 2028. Interest on borrowings is variable, based on the Prime Rate as published in The Wall Street Journal, and was 6.75% per annum as of the amendment date.

As of June 30, 2026, there were no outstanding borrowings, and the full $3,000 remains available under the line of credit.

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

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	49 months	55 months
Weighted-average discount rate	7.60%	7.60%

As of June 30, 2026, and December 31, 2025 operating lease liabilities pertaining to its office and warehouse facility totaled $717 and $782, respectively.

As of June 30, 2026 and December 31, 2025, the Company recognized the following related to its operating lease:

Description	June 30, 2026	December 31, 2025
	(in thousands)
Lease expense	$191	$254
ROU asset – gross	834	833
Less: Accumulated amortization	(131)	(58)
ROU asset – net	$703	$775
Lease liability - current	144	135
Lease liability – non-current	573	647

Amortization of right-of-use assets for the three months ended June 30, 2026, and 2025 as $36 and $25, respectively.

Future minimum lease payments under the non-cancellable operating lease as of June 30, 2026 and December 31, 2025, are as follows:

Year	June 30, 2026	December 31, 2025
	(in thousands)
2026	$96	$190
2027	197	197
2028	205	205
2029	213	213
2030	128	128
Total lease payments	839	933
Less: imputed interest	(122)	(151)
Present value of lease liability	$717	$782

8.	MEMBERS’ AND STOCKHOLDERS’ EQUITY

Statutory Conversion of Members’ Equity

Immediately prior to the Conversion, the members’ equity of the limited liability company consisted of members’ capital accounts. In connection with the statutory conversion on January 1, 2026:

●	All outstanding membership interests were converted, on an approximately 3.333 to 1 basis, into shares of the Company’s common stock in accordance with the conversion agreement;
●	Members’ equity of the Predecessor entity was reclassified into common stock and additional paid-in-capital of the Successor corporation;
●	No consideration was exchanged and no change in the economic interests of the owners occurred as a result of the Conversion

As the Conversion was treated as a capital reorganization, total equity immediately before and after the Conversion was unchanged.

Comparative Equity Presentation

The condensed balance sheets as of June 30, 2026 and December 31, 2025 present equity based on the Company’s legal form as of each date. Accordingly:

●	The balance sheet as of December 31, 2025 reflects members’ equity of the limited liability company; and
●	The balance sheet as of June 30, 2026 reflects stockholders’ equity of the corporation, including common stock, additional paid-in-capital, treasury stock, and retained earnings.

During the three months ended June 30, 2026, the Company recorded an out-of-period adjustment to record $75 of original listing fees incurred in connection with its January 2026 initial public offering that had not been recorded in the prior period. The adjustment reduced additional paid-in capital and increased other current liabilities by $75. The adjustment had no effect on net income, earnings per share, or cash flows for any period presented. Management evaluated the effect of the error on the condensed consolidated financial statements as of and for the three months ended March 31, 2026, and on the current period, and concluded that it was not material to any period (in thousands).

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

The warrants have a contractual term of three years from the date of issuance, include a cashless exercise feature, and are subject to a one-year lock-up period. The warrants have an exercise price equal to 125% of the Company’s initial public offering price for the initial tranche and 125% of the volume-weighted average price of the Company’s common stock for a specific look-back period for any renewal tranche. The warrants vest over time and include accelerated vesting upon a change in control, as defined in the agreement.

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

The Company recognized income tax expense of $488 and $18 for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 36.23% and 0.90%, respectively. The Company’s federal and state statutory tax rate, net of the federal benefit, was approximately 21%. The variance between the Company’s effective tax rate and the statutory tax rate was primarily attributable to the discrete recognition of deferred tax expense on January 1, 2026, upon the Company’s conversion to a C-corporation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2025, the Company did not have any deferred tax balances due to its treatment as a pass-through entity. Effective January 1, 2026, the Company recorded a deferred tax liability of approximately $182, primarily related to book and tax differences in fixed assets upon conversion to a C-corporation. For the three months ended June 30, 2026, the Company was in a cumulative income position and projects net income for the full year 2026. In addition, there are no deferred tax assets subject to expiration. Therefore, the Company did not record a valuation allowance against its net deferred tax assets as of June 30, 2026. The Company will continue to assess the realizability of its deferred tax assets.

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

On May 15, 2026, the Company acquired the private-label fresh ranch dressing business and inventory of Texas Harvest, LLC’s (“Texas Harvest”), a related party, for cash consideration of $100,000. The Company assumed no liabilities and accounted for the transaction as an asset acquisition, allocating the entire purchase price to inventory.

The related party nature is a result of two members of the Company’s Board of Directors being principals of Texas Harvest . Those board members recused themselves from the Board’s consideration of the transactions, which were reviewed and approved by a Committee of Disinterested Directors due to the related-party nature of the transactions.

Concurrently with the acquisition, the Company entered into a Co-Pack Manufacturing Agreement with Texas Harvest, LLC, (the “Manufacturer”), under which the Manufacturer produces the Company’s products on a non-exclusive, interim basis for a fee equal to the Manufacturer’s direct manufacturing cost plus a markup, with materials billed at actual cost. Manufacturing fees are recognized in cost of goods sold. Amounts due from the Manufacturer for customer proceeds collected on the Company’s behalf and not yet remitted are presented as “Due from related party.”

Related party balances as of June 30, 2026 were $499 of accounts receivable and $455 of accounts payable (amounts in thousands).

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 14, 2026, the date the condensed financial statements were available to be issued, and has no reportable subsequent events.

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

Results of Operations for the Three and Six Months Ended June 30, 2026, and 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Net sales	$4,508	$3,567	$941	26.4%	$8,016	$6,547	$1,469	22.4%
Cost of goods sold	2,857	1,900	957	50.4%	4,979	3,542	1,437	40.6%
Gross profit	$1,651	$1,667	$(16)	-1.0%	$3,037	$3,005	$32	1.1%
Operating expenses:
Delivery and handling	152	145	7	4.8%	282	273	9	3.3%
Selling, general and administrative	1,055	378	677	179.1%	1,718	785	933	118.9%
Total operating expenses	$1,207	$523	$684	130.8%	$2,000	$1,058	$942	89.0%
Income from operations	$444	$1,144	$(700)	-61.2%	$1,037	$1,947	$(910)	-46.7%
Other income (expense):
Other income	6	22	(16)	-72.7%	23	22	1	4.5%
Interest income / (expense)	149	13	136	1046.2%	286	26	260	1000.0%
Income tax expense	129	9	120	1333.3%	488	18	470	2611.1%
Net income	$470	$1,170	$(700)	-59.8%	$858	$1,977	$(1,119)	-56.6%

For the three months ended June 30, 2026 and 2025, the Company reported net income of approximately $470 and $1,170, respectively. For the six months ended June 30, 2026 and 2025, the Company reported net income of approximately $858 and $1,977, respectively (amounts in thousands).

Net Sales: Net sales increased $941, or 26.4%, to $4,508 thousand from $3,567 for the three months ended June 30, 2026 and 2025. The core beverage business continued same store organic growth, supplemented by partial quarter contributions from two initiatives launched during the quarter: the distribution of Buda Fresh into Wal-Mart across 9 states and a small, cash-funded asset acquisition in freshly prepared dressings. For the six months ended June 30, 2026 and 2025, the Company reported net sales of approximately $8,016 and $6,547, respectively (amounts in thousands).

Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of goods sold	$2,857	$1,900	$957	50.4%	$4,979	$3,542	$1,437	40.6%
Gross profit	1,651	1,667	(16)	-1.0%	3,037	3,005	32	1.1%
Gross margin (percentage of net sales)	36.6%	46.7%			37.9%	45.9%

Gross Profit: Gross profit margin was 36.6% and 46.7% for the three months ended June 30, 2026 and 2025, respectively. This decrease was driven by higher inbound freight costs resulting from diesel-price volatility, interim third-party co-packing arrangement supporting our new dressings business, as well as from elevated produce costs carried over from the first quarter, which have returned to normalized levels. For the six months ended June 30, 2026 and 2025, gross profit margin was 37.9% and 45.9%, respectively. This decrease was mostly driven by the aforementioned factors.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Delivery and handling expense	$152	$145	$7	4.8%	$282	$273	$9	3.3%
Selling, general and administrative	1,055	378	677	179.1%	1,718	785	933	118.9%
Total operating expenses	$1,207	$523	$684	130.8%	$2,000	$1,058	$942	89.0%

Delivery and Handling Expense: Delivery and handling expense was essentially flat, with a small increase of $7 thousand, or 4.8%, to $152 thousand for the three months ended June 30, 2026 from $145 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, delivery and handling expense was $282 thousand and $273 thousand, respectively, an increase of $9 thousand, or 3.3%.

Selling, General and Administrative Expenses: Selling, general, and administrative expense increased by $677 thousand, or 179.1%, to $1,055 thousand for the three months ended June 30, 2026, from $378 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, selling, general and administrative expense was $1,718 thousand and $785 thousand, respectively, an increase of $933 thousand, or 118.9%. These increases are mostly due to the additional expenses required as a public company, as well as stock-based compensation, none of which were present on a comparable basis during the prior-year period.

Other Income / (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Other income	$6	$22	$(16)	-72.7%	$23	$22	$1	4.5%
Interest income	149	13	136	1046.2%	286	26	260	1000.0%
Total other income	$155	$35	$120	342.9%	$309	$48	$261	543.8%

Other income: Other income was $6 thousand for the three months ended June 30, 2026, an immaterial decrease of $16 from the three months ended June 30, 2025. Other income was $23 thousand for the six months ended June 30, 2026, an immaterial increase of $1 from the six months ended June 30, 2025.

Interest income: Interest income was $149 thousand for the three months ended June 30, 2026, an increase of $136 thousand from the three months ended June 30, 2025. Interest income was $286 thousand for the six months ended June 30, 2026, an increase of 260 thousand from the six months ended June 30, 2025. These increases are a result of an increased investable cash balance as a result of the IPO in January 2026.

Income Taxes: The Company is a Subchapter C corporation for U.S. federal and state income tax purposes. Amounts recognized as income taxes are presented within “income tax expense” in the accompanying statements of operations. The Company recognized income tax expense of $488 and $18 for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 was 36.23%, compared to 0.90% for the same period in 2025. The increase in the effective tax rate was primarily attributable to the discrete recognition of deferred tax expense upon the Company’s conversion to a C-corporation on January 1, 2026. The Company did not record a valuation allowance as of June 30, 2026 due to its cumulative income position. Prior to the Conversion on January 1, 2026, the Predecessor was treated as a partnership and was subject only to the Texas margin tax.

Liquidity and Capital Resources

In the past few years, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities. We had $18,819 thousand and $1,840 thousand of cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Working Capital: The following table summarizes total current assets, liabilities and working capital at June 30, 2026 compared to December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025	Change
Current Assets	$21,561	$3,219	$18,342
Current Liabilities	1,418	585	833
Working Capital	$20,143	$2,634	$17,509

As of June 30, 2026, we had working capital of approximately $20,143 thousand as compared to working capital of $2,634 thousand as of December 31, 2025, an increase of $17,509 thousand.

Short-Term Cash Requirements

Our short-term cash requirements primarily include working capital needs to support inventory build, payroll, marketing, and other operating expenses, as well as approximately $144 thousand of lease obligations due within the next 12 months. We expect to fund these requirements with cash on hand, cash generated from operations, and borrowings under our credit facility, if needed.

Long-Term Cash Requirements

Our long-term cash requirements include approximately $573 thousand in lease obligations due beyond 12 months, along with anticipated capital expenditures to support our planned regional production facilities. These facilities will represent material investments and are expected to be funded through a combination of operating cash flows and proceeds from the initial public offering in January 2026. We may also pursue additional equity or debt financing in order to acquire or invest in complementary business, products, and/or new IT infrastructure. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all.

Lease Commitments

As of June 30, 2026, we were party to non-cancellable operating lease agreements related to our production facility and office space. Future minimum lease payments under this agreement total approximately $839 thousand, with $193 thousand due within the next 12 months and $646 thousand due thereafter through July 2030. These commitments represent a significant use of cash and we expect to fund them through a combination of existing cash balances and cash flows from operations.

Cash Flows

The following tables summarize our sources and uses of cash (amounts in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cash flows provided by (used in)
Operating activities	$940	$1,833	$(893)	-48.7%
Investing activities	(788)	(270)	(518)	-191.9%
Financing activities	16,827	(1,748)	18,575	1062.6%
Net increase / (decrease) in cash and cash equivalents	$16,979	$(185)	$17,164	9277.8%

Net cash provided by operating activities for the six months ended June 30, 2026, was approximately $940 thousand compared to cash provided of $1,833 thousand for the same period in 2025, a decrease of $893 thousand, or 48.7%. Operating cash flow during the quarter was impacted by a one-time increase in accounts receivable following the transition of a large customer from a 1% discount for payment within 10 days to standard net 30 payment terms. Additionally, net income for the six months ended June 30, 2026 and 2025 was approximately $858 thousand and $1,977 thousand, respectively, a decrease of $1,119. This was a result of the aforementioned temporary gross margin impacts as well as public company, stock-based compensation and income tax expenses which were not present on a comparable basis during the prior-year period.

Net cash used in investing activities for the six months ended June 30, 2026, was $788 thousand as compared to $270 thousand for the six months ended June 30, 2025. The increase is primarily a result of the investments being made in the dressings business, which included the acquisition of the dressing business and inventory as well as the related manufacturing upgrades to transition that business to in-house production.

Net cash received in financing activities during the six months ended June 30, 2026, was $16,827 thousand as compared to a net cash used amount of $1,748 thousand for the six months ended June 30, 2025. The Company’s IPO related transactions in January 2026 resulted in net cash proceeds of $16,827 thousand. However, during the six months ended June 30, 2025, the Company paid member distributions related to member tax pass-through liabilities in the amount of $1,748 thousand.

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

Changes in Disclosure Control Procedures

There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Item 5: Other Information.

Insider Trading Arrangements and Policies

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	BUDA JUICE, INC.

	By:	/s/ Horatio Lonsdale-Hands
Horatio Lonsdale-Hands
Chief Executive Officer and Director

Date: August 14, 2026	BUDA JUICE, INC.

	By:	/s/ Clint Bowers
Clint Bowers
Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Horatio Lonsdale- Hands	Chief Executive Officer and Director	August 14, 2026
Horatio Lonsdale-Hands	(Principal Executive Officer)

/s/ Clint Bowers	Chief Financial Officer	August 14, 2026
Clint Bowers	(Principal Financial and Accounting Officer)

