Form 10-Q
period 2026-09-30
BUDA JUICE, INC.
filed 2026-11-13
CIK 2079720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 12, 2026, there were 12,589,602 shares of the registrant’s common stock outstanding.

2

Buda Juice, Inc.

Condensed Balance Sheets

(in thousands)

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,277	$1,840
Accounts receivable	1,480	386
Accounts receivable - related party	790	-
Inventory	721	348
Prepaid expenses and other current assets	335	645
Total current assets	22,603	3,219

Property and equipment, net of accumulated depreciation of $2,283 and $2,096, respectively	1,730	976
Operating lease right-of-use asset	666	775
Total assets	$24,999	$4,970

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$777	$289
Accounts payable - related party	326	-
Other current liabilities	205	161
Operating lease liability, current portion	148	135
Total current liabilities	1,456	585

Operating lease liability, net of current portion	534	647
Deferred income tax liability	118	-
Total long-term liabilities	652	647
Total liabilities	2,108	1,232
Stockholders’ and Members’ Equity
Members’ equity	-	2,554
Preferred stock, $0.001 par value; 10,000 shares authorized; 0 shares issued; 0 shares outstanding	-	-
Common stock, $0.001 par value — 90,000 shares authorized; 13,067 shares issued; 12,590 shares outstanding	13	-
Additional paid-in capital	23,548	-
Less: Treasury stock, $0.001 par value - 477,064 shares issued, 0 shares outstanding	(3,578)	-
Retained earnings	2,908	1,184
Total stockholders’ and members’ equity	22,891	3,738
Total liabilities and stockholders’ and members’ equity	$24,999	$4,970

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Net sales	$5,207	$3,167	$13,223	$9,714
Cost of goods sold	3,083	1,759	8,062	5,301
Gross profit	2,124	1,408	5,161	4,413

Operating expenses:
Delivery and handling expense	203	140	485	413
Selling, general and administrative expense	925	398	2,643	1,183
Total operating expenses	1,128	538	3,128	1,596

Income from operations	996	870	2,033	2,817

Other income	5	12	28	34
Interest income, net	139	9	425	35
Net income before income tax	1,140	891	2,486	2,886
Income tax expense	274	10	762	28
Net income	$866	$881	$1,724	$2,858

Net income per share - Basic	$0.07	-	$0.14	-
Weighted average shares outstanding - Basic	12,570	-	12,477	-
Net income per share - Diluted	$0.07	-	$0.14	-
Weighted average shares outstanding - Diluted	12,570	-	12,477	-

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Stockholders’ and Members’ Equity

(Unaudited, in thousands)

	Members’ Equity	Accumulated Income / (Deficit)	Total Members’ Equity
BALANCE – January 1, 2025	5,505	(2,349)	3,156
Net Income		807	807
Distributions	(1,438)		(1,438)
BALANCE – March 31, 2025	$4,067	$(1,542)	$2,525

Net income	-	1,170	1,170
Distributions	(310)	-	(310)
BALANCE – June 30, 2025	$3,757	$(372)	$3,385

Net income	-	881	881
Distributions	(434)	-	(434)
BALANCE – September 30, 2025	$3,323	$509	$3,832

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
BALANCE – January 1, 2026	10,000,000	$10	$2,544	-	1,184	$3,738
Issuance of common stock in initial public offering	2,666,667	3	20,813	-	-	20,816
Redemption of common stock in connection with initial public offering	-	-	-	(3,750)	-	(3,750)
Issuance of common stock in underwriters’ over-allotment option	399,999	-	3,000	-	-	3,000
Offering costs related to initial public offering and over-allotment, including warrant fair value (1)	-	-	(3,165)	-	-	(3,165)
Net income	-	-			388	388
BALANCE – March 31, 2026	13,066,666	$13	$23,192	$(3,750)	$1,572	$21,027

Offering costs related to initial public offering (1)	-	-	(75)	-	-	(75)
Stock-based compensation (RSUs)			213			213
Net Income	-	-	-	-	470	470
BALANCE – June 30, 2026	13,066,666	$13	$23,330	$(3,750)	$2,042	$21,635

Reissuance of treasury stock for consulting services	-	-	3	172	-	175
Stock-based compensation (RSUs)			215			215
Net Income	-	-	-	-	866	866
BALANCE – September 30, 2026	13,066,666	$13	$23,548	$(3,578)	$2,908	$22,891

(1)	Out-of-period adjustment to offering costs

See accompanying notes to the unaudited condensed financial statements

Buda Juice, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income	$1,724	$2,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	218
Amortization of right to use asset	110	93
Stock-based compensation	450	-
Deferred income taxes	118	-

Changes in assets and liabilities:
Accounts receivable	(1,884)	(3)
Inventory	(273)	(38)
Prepaid expenses and other current assets	461	(343)
Accounts payable and other current liabilities	856	(24)
Payments on operating lease obligations	(99)	(94)
Net cash provided by operating activities	1,650	2,667

Cash flows from investing activities
Capital spending of property and equipment	(940)	(310)
Acquisition of related party asset group	(100)	-
Net cash used for investing activities	(1,040)	(310)

Cash flows from financing activities
Proceeds from initial public offering	23,000	-
Payments of underwriting discounts and offering costs	(2,423)	-
Redemption of common stock	(3,750)	-
Cash distributed to owners	-	(2,182)
Net cash provided by (used in) financing activities	16,827	(2,182)

Net change in cash and cash equivalents	17,437	175
Cash and cash equivalents at beginning of period	1,840	1,887
Cash and cash equivalents at end of period	$19,277	$2,062
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$495	$-
Supplemental disclosure of noncash activities:
Prepaid services acquired with common stock	$175	$-

See accompanying notes to the unaudited condensed financial statements

BUDA JUICE, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026.

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments with original maturities of three months or less at the time of purchase. Our cash accounts are maintained at various high-credit-quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts. As of September 30, 2026, cash balances exceeded the Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $19,033. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk with respect to its cash balances.

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

Prior to the Company’s initial public offering and conversion to a C-Corporation, the Company operated as a limited liability company. As a result, the Company did not have any shares of common stock outstanding during the nine months ended September 30, 2025. Accordingly, basic and diluted EPS have not been presented for the prior-year period.

The Company has outstanding warrants to purchase 316,667 shares of common stock, which are excluded from basic EPS and included in diluted EPS using the treasury stock method, if dilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Numerator:
Net Income	$1,724	2,858
Effective of dilutive securities	-	-
Dilutive net income	1,724	2,858

Denominator:
Weighted average common shares outstanding – basic	12,477	-
Dilutive securities (i):	-	-
Warrants	-	-
Restricted stock units	-	-
Weighted average common shares outstanding and assumed conversion - diluted	12,477	-

Basic net income per common share	$0.14	-

Diluted net income per common share	$0.14	-

(i)	Anti-dilutive securities excluded

The following potentially dilutive securities outstanding at September 30, 2026 were excluded from diluted EPS because their effect would have been anti-dilutive (in thousands):

September 30, 2026
Warrants to purchase common stock	317
Unvested restricted stock units	1,510
Total	1,827

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

The Company recognizes stock-based compensation expense for RSU awards on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to this award of $215 and $429, respectively. As of September 30, 2026, unrecognized compensation cost related to unvested RSUs was $15,425, which is expected to be recognized over a weighted-average period of approximately 2.25 years (in thousands). Stock-based compensation expense for the three and nine months ended September 30, 2026 also includes $22 for common stock issued for investor relations services (see Note 8).

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

Segment Information

The following table presents information about reported segment revenue, significant segment expenses, and profit or loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Revenue	$5,207	$3,167	$13,223	$9,714
Significant Expenses:
Cost of goods sold	3,083	1,759	8,062	5,301
Delivery and handling	203	140	485	413
Salaries and employee benefits	186	146	560	369
Stock-based compensation	237	-	450	-
Depreciation expense	68	62	187	218
Insurance expense	47	13	176	38
Facilities related expense	53	50	138	154
Lease expense	95	67	286	149
Professional fees	126	21	462	101
Marketing and promotional	53	23	235	77
Interest (income)	(139)	(9)	(425)	(35)
Income tax expense	274	10	762	28
Other expense / (income)	55	4	121	43
Net income (segment profit)	$866	$881	$1,724	$2,858

The segment’s net income reconciles directly to the Company’s net income, with no adjustments required. Segment assets are measured as total assets, which were $24,999 as of September 30, 2026, and $4,970 as of December 31, 2025 (in thousands).

Revenues by Product or Service

Although the Company operates in one segment, revenues from external customers are disaggregated by major product lines as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Revenue Source	2026	2025	2026	2025
(in thousands)
Branded	$1,866	$1,717	$5,553	$5,394
Private Label/Other	3,341	1,450	7,670	4,320
Total Revenue	$5,207	$3,167	$13,223	$9,714

Geographic Information

Revenues are attributed to geographic areas based on customer location. Long-lived assets are attributed based on physical location. All revenues and assets as are derived in the United States, and are presented as such in the statements of operations and balance sheets.

Major Customers

For the nine months ended September 30, 2026 and 2025, revenues from one customer represented approximately $11,006 (83% of total revenues) and $9,417 (97% of total revenues), respectively. No other customer accounted for 10% or more of total revenues.

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

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable on an ongoing basis. As of September 30, 2026, management determined that all receivables were fully collectible; therefore, no allowance for doubtful accounts has been recorded.

For the nine months ended September 30, 2026 and 2025, the Company derived a significant portion of its revenue from a limited number of customers which is disclosed in Note 2 – Segment Information. The Company does not require collateral and maintains credit policies intended to reduce overall credit risk.

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

As of September 30, 2026, accounts receivable totaled $1,480 (in thousands).

4.	INVENTORY

Inventories, net consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials and packaging	$692	$311
Finished goods	29	37
Total inventory	$721	$348

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$949	$679
Leasehold improvements	486	482
Furniture and fixtures	1,851	1,837
Vehicles	52	52
Construction in process	675	22
Total cost	4,013	3,072
Accumulated depreciation and amortization	(2,283)	(2,096)
Net book value	$1,730	$976

Depreciation expense for the nine months ended September 30, 2026, and 2025 was $187 and $218, respectively.

During the nine months ended September 30, 2026 and for the year ended December 31, 2025, we disposed of $26 and $7, respectively, with no net proceeds.

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

As of September 30, 2026, there were no outstanding borrowings, and the full $3,000 remains available under the line of credit.

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

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	46 months	55 months
Weighted-average discount rate	7.60%	7.60%

As of September 30, 2026, and December 31, 2025 operating lease liabilities pertaining to its office and warehouse facility totaled $682 and $782, respectively.

As of September 30, 2026 and December 31, 2025, the Company recognized the following related to its operating lease:

Description	September 30, 2026	December 31, 2025
	(in thousands)
Lease expense	$286	$254
ROU asset – gross	834	833
Less: Accumulated amortization	(168)	(58)
ROU asset – net	$666	$775
Lease liability - current	148	135
Lease liability – non-current	534	647

Amortization of right-of-use assets for the three months ended September 30, 2026, and 2025 was $37 and $43, respectively.

Future minimum lease payments under the non-cancellable operating lease as of September 30, 2026 and December 31, 2025, are as follows:

Year	September 30, 2026	December 31, 2025
	(in thousands)
2026 (3 months)	$48	$190
2027	197	197
2028	205	205
2029	214	213
2030	128	128
Total lease payments	792	933
Less: imputed interest	(110)	(151)
Present value of lease liability	$682	$782

8.	MEMBERS’ AND STOCKHOLDERS’ EQUITY

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

Comparative Equity Presentation

The condensed balance sheets as of September 30, 2026 and December 31, 2025 present equity based on the Company’s legal form as of each date. Accordingly:

●	The balance sheet as of December 31, 2025 reflects members’ equity of the limited liability company; and
●	The balance sheet as of September 30, 2026 reflects stockholders’ equity of the corporation, including common stock, additional paid-in-capital, treasury stock, and retained earnings.

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

Consultant warrants

In November 2025, the Company entered into a consulting agreement with a strategic provider which provided for the issuance of up to 25,000 warrants to purchase shares of the Company’s common stock, subject to approval the Company’s Board of Directors. On March 25, 2026, the Board approved the issuance of these warrants. On July 1, 2026, the Company issued 10,000 of these warrants at an exercise price of $9.375 per share.

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

Common stock issued for investor relations services

On August 17, 2026, Buda Juice, Inc. entered into an investor relations consulting agreement with MZHCI, LLC. As the equity component of the twelve-month agreement, the Company issued 22,936 shares of its common stock, determined as $200 divided by the $8.72 closing price of the Company’s common stock on August 17, 2026, the grant date. The shares are fully vested and nonforfeitable, are restricted securities subject to a six-month holding period, and were reissued from treasury stock on September 17, 2026. The grant-date fair value of $175 ($7.61 per share) reflects a 12.75% discount for lack of marketability for the post-vesting transfer restriction. The award is equity-classified. The grant-date fair value was recorded as a prepaid asset and is recognized as stock-based compensation within selling, general and administrative expense on a straight-line basis over the service period from August 17, 2026 through August 16, 2027. The Company recognized expense of $22 for the three and nine months ended September 30, 2026. As of September 30, 2026, unrecognized cost of $153 is expected to be recognized over approximately 10.5 months. The reissued treasury shares had a cost of $172; the excess of fair value over cost was credited to additional paid-in capital (in thousands, except share and per share amounts).

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

The Company recognized income tax expense of $762 and $28 for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 30.83% and 1.07%, respectively. The Company’s federal and state statutory tax rate, net of the federal benefit, was approximately 21%. The variance between the Company’s effective tax rate and the statutory tax rate was primarily attributable to the discrete recognition of deferred tax expense on January 1, 2026, upon the Company’s conversion to a C-corporation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2025, the Company did not have any deferred tax balances due to its treatment as a pass-through entity. Effective January 1, 2026, the Company recorded a deferred tax liability of approximately $182, primarily related to book and tax differences in fixed assets upon conversion to a C-corporation. For the nine months ended September 30, 2026, the Company was in a cumulative income position and projects net income for the full year 2026. In addition, there are no deferred tax assets subject to expiration. Therefore, the Company did not record a valuation allowance against its net deferred tax assets as of September 30, 2026. The Company will continue to assess the realizability of its deferred tax assets.

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

Concurrently with the acquisition, the Company entered into a Co-Pack Manufacturing Agreement with Texas Harvest, LLC, (the “Manufacturer”), under which the Manufacturer produces the Company’s products on a non-exclusive, interim basis for a fee equal to the Manufacturer’s direct manufacturing cost plus a markup, with materials billed at actual cost. Manufacturing fees are recognized in cost of goods sold. Amounts due from the Manufacturer for customer proceeds collected on the Company’s behalf and not yet remitted are presented as “Accounts receivable – Related party.”

Related party balances as of September 30, 2026 were $790 of accounts receivable and $326 of accounts payable (amounts in thousands).

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 12, 2026, the date the condensed financial statements were available to be issued, and has no reportable subsequent events.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026, and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Net sales	$5,207	$3,167	$2,040	64.4%	$13,223	$9,714	$3,509	36.1%
Cost of goods sold	3,083	1,759	1,324	75.3%	8,062	5,301	2,761	52.1%
Gross profit	$2,124	$1,408	$716	50.9%	$5,161	$4,413	$748	16.9%
Operating expenses:
Delivery and handling	203	140	63	45.0%	485	413	72	17.4%
Selling, general and administrative	925	398	527	132.4%	2,643	1,183	1,460	123.4%
Total operating expenses	$1,128	$538	$590	109.7%	$3,128	$1,596	$1,532	96.0%
Income from operations	$996	$870	$126	14.5%	$2,033	$2,817	$(784)	-27.8%
Other income (expense):
Other income	5	12	(7)	-58.3%	28	34	(6)	-17.6%
Interest income / (expense)	139	9	130	1444.4%	425	35	390	1114.3%
Income tax expense	274	10	264	2640.0%	762	28	734	2621.4%
Net income	$866	$881	$(15)	-1.7%	$1,724	$2,858	$(1,134)	-39.7%

For the three months ended September 30, 2026 and 2025, the Company reported net income of approximately $866 and $881, respectively. For the nine months ended September 30, 2026 and 2025, the Company reported net income of approximately $1,724 and $2,858, respectively (amounts in thousands).

Net Sales: Net sales increased $2,040, or 64.4%, to $5,207 thousand from $3,167 for the three months ended September 30, 2026 and 2025. Private label and other revenue increased $1,891 to $3,341 and branded revenue increased $149 to $1,866. The increase in net sales is mainly attributable to the full quarter results of the dressings business acquired in the second quarter as well as same store organic growth with existing customers. For the nine months ended September 30, 2026 and 2025, the Company reported net sales of approximately $13,223 and $9,714, respectively (amounts in thousands).

Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of goods sold	$3,083	$1,759	$1,324	75.3%	$8,062	$5,301	$2,761	52.1%
Gross profit	2,124	1,408	716	50.9%	5,161	4,413	748	16.9%
Gross margin (percentage of net sales)	40.8%	44.5%			39.0%	45.4%

Gross Profit: Gross profit margin was 40.8% and 44.5% for the three months ended September 30, 2026 and 2025, respectively. The decrease in gross margin is mainly attributable to the temporary co-packing agreement for the ranch business as well as continued elevated in-bound freight cost for produce delivery. For the nine months ended September 30, 2026 and 2025, gross profit margin was 39.0% and 45.4%, respectively.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Delivery and handling expense	$203	$140	$63	45.0%	$485	$413	$72	17.4%
Selling, general and administrative	925	398	527	132.4%	2,643	1,183	1,460	123.4%
Total operating expenses	$1,128	$538	$590	109.7%	$3,128	$1,596	$1,532	96.0%

Delivery and Handling Expense: Delivery and handling expense increased $63 thousand, or 45.0%, to $203 thousand for the three months ended September 30, 2026 from $140 thousand for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, delivery and handling expense was $485 thousand and $413 thousand, respectively, an increase of $72 thousand, or 17.4%. The increase in freight cost is mainly attributable to the cost of diesel fuel as compared to last year.

Selling, General and Administrative Expenses: Selling, general, and administrative expense increased by $527 thousand, or 132.4%, to $925 thousand for the three months ended September 30, 2026, from $398 thousand for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, selling, general and administrative expense was $2,643 thousand and $1,183 thousand, respectively, an increase of $1,460 thousand, or 123.4%. These increases are mostly due to the additional expenses required as a public company, as well as stock-based compensation, none of which were present on a comparable basis during the prior-year period.

Other Income / (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Other income	$5	$12	$(7)	-58.3%	$28	$34	$(6)	-17.6%
Interest income	139	9	130	1444.4%	425	35	390	1114.3%
Total other income	$144	$21	$123	585.7%	$453	$69	$384	556.5%

Other income: Other income was $5 thousand for the three months ended September 30, 2026, an immaterial decrease of $7 from the three months ended September 30, 2025. Other income was $28 thousand for the nine months ended September 30, 2026, an immaterial decrease of $6 from the nine months ended September 30, 2025.

Interest income: Interest income was $139 thousand for the three months ended September 30, 2026, an increase of $130 thousand from the three months ended September 30, 2025. Interest income was $425 thousand for the nine months ended September 30, 2026, an increase of $390 thousand from the nine months ended September 30, 2025. These increases are a result of an increased investable cash balance as a result of the IPO in January 2026.

Income Taxes: The Company is a Subchapter C corporation for U.S. federal and state income tax purposes. Amounts recognized as income taxes are presented within “income tax expense” in the accompanying statements of operations. The Company recognized income tax expense of $762 and $28 for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026 was 30.83%, compared to 1.07% for the same period in 2025. The increase in the effective tax rate was primarily attributable to the discrete recognition of deferred tax expense upon the Company’s conversion to a C-corporation on January 1, 2026. The Company did not record a valuation allowance as of September 30, 2026 due to its cumulative income position. Prior to the Conversion on January 1, 2026, the Predecessor was treated as a partnership and was subject only to the Texas margin tax.

Liquidity and Capital Resources

In the past few years, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities. We had $19,277 thousand and $1,840 thousand of cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Working Capital: The following table summarizes total current assets, liabilities and working capital at September 30, 2026 compared to December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Change
Current Assets	$22,603	$3,219	$19,384
Current Liabilities	1,456	585	871
Working Capital	$21,147	$2,634	$18,513

As of September 30, 2026, we had working capital of approximately $21,147 thousand as compared to working capital of $2,634 thousand as of December 31, 2025, an increase of $18,513 thousand.

Short-Term Cash Requirements

Our short-term cash requirements primarily include working capital needs to support inventory build, payroll, marketing, and other operating expenses, as well as approximately $148 thousand of lease obligations due within the next 12 months. We expect to fund these requirements with cash on hand, cash generated from operations, and borrowings under our credit facility, if needed.

Long-Term Cash Requirements

Our long-term cash requirements include approximately $534 thousand in lease obligations due beyond 12 months, along with anticipated capital expenditures to support our planned regional production facilities. These facilities will represent material investments and are expected to be funded through a combination of operating cash flows and proceeds from the initial public offering in January 2026. We may also pursue additional equity or debt financing in order to acquire or invest in complementary business, products, and/or new IT infrastructure. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all.

Lease Commitments

As of September 30, 2026, we were party to non-cancellable operating lease agreements related to our production facility and office space. Future minimum lease payments under this agreement total approximately $792 thousand, with $195 thousand due within the next 12 months and $597 thousand due thereafter through July 2030. These commitments represent a significant use of cash and we expect to fund them through a combination of existing cash balances and cash flows from operations.

Cash Flows

The following tables summarize our sources and uses of cash (amounts in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cash flows provided by (used in)
Operating activities	$1,650	$2,667	$(1,017)	-38.1%
Investing activities	(1,040)	(310)	(730)	-235.5%
Financing activities	16,827	(2,182)	19,009	871.2%
Net increase / (decrease) in cash and cash equivalents	$17,437	$175	$17,262	9864.0%

Net cash provided by operating activities for the nine months ended September 30, 2026, was approximately $1,650 thousand compared to cash provided of $2,667 thousand for the same period in 2025, a decrease of $1,017 thousand, or 38.1%. Operating cash flow for the year was impacted by a one-time increase in accounts receivable following the transition of a large customer from a 1% discount for payment within 10 days to standard net 30 payment terms. Additionally, net income for the nine months ended September 30, 2026 and 2025 was approximately $1,724 thousand and $2,858 thousand, respectively, a decrease of $1,134 thousand. This was a result of the aforementioned gross margin impacts as well as public company, stock-based compensation and income tax expenses which were not present on a comparable basis during the prior-year period.

Net cash used in investing activities for the nine months ended September 30, 2026, was $1,040 thousand as compared to $310 thousand for the nine months ended September 30, 2025. The increase is primarily a result of the investments being made in the dressings business, which included the acquisition of the dressing business and inventory as well as the related manufacturing upgrades to transition that business to in-house production.

Net cash received in financing activities during the nine months ended September 30, 2026, was $16,827 thousand as compared to a net cash used amount of $2,182 thousand for the nine months ended September 30, 2025. The Company’s IPO related transactions in January 2026 resulted in net cash proceeds of $16,827 thousand. However, during the nine months ended September 30, 2025, the Company paid member distributions related to member tax pass-through liabilities in the amount of $2,182 thousand.

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

Item 3. Quantitative And qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, which is the end of the period covered by this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of September 30, 2026.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has begun implementing the processes and controls necessary to design and evaluate disclosure controls and procedures appropriate for a public company.

Changes in Disclosure Control Procedures

There have been no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2026, the Company reissued 22,936 shares of common stock held in treasury to MZHCI, LLC as the equity compensation under an investor relations consulting agreement effective August 17, 2026. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and are restricted securities subject to a six-month holding period. The Company received no cash proceeds from the issuance.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5: Other Information.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Investor Relations Consulting Agreement

On August 17, 2026, Buda Juice, Inc. entered into an investor relations consulting agreement with MZHCI, LLC.

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

Date: November 12, 2026	BUDA JUICE, INC.

	By:	/s/ Horatio Lonsdale-Hands
Horatio Lonsdale-Hands
Chief Executive Officer and Director

Date: November 12, 2026	BUDA JUICE, INC.

	By:	/s/ Clint Bowers
Clint Bowers
Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Horatio Lonsdale- Hands	Chief Executive Officer and Director	November 12, 2026
Horatio Lonsdale-Hands	(Principal Executive Officer)

/s/ Clint Bowers	Chief Financial Officer	November 12, 2026
Clint Bowers	(Principal Financial and Accounting Officer)

